Form 10-K
period 1996-10-31
SMART MODULAR TECHNOLOGIES INC
filed 1997-01-29
CIK 1001840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________.

                         Commission file number: 0-26942

                        SMART MODULAR TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

             CALIFORNIA                                  77-0200166
    (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                  Identification No.)

                              4305 CUSHING PARKWAY
                            FREMONT, CALIFORNIA 94538
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (510) 623-1231

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $345,778,306 as of January 6, 1997 based upon the closing price on the Nasdaq National Market System reported for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of Shares of common stock outstanding as of January 6, 1997: 18,991,443

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference to Part III of this Form 10-K : Proxy Statement for Registrant's Annual Meeting of Shareholders to be held April 4, 1997.

                        SMART MODULAR TECHNOLOGIES, INC.
                          1996 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                                PAGE


                                     PART I

ITEM 1.    Business                                                                                3

ITEM 2.    Properties                                                                             15

ITEM 3.    Legal Proceedings                                                                      15

ITEM 4.    Submission of Matters to Vote of Security Holders                                      15


                                     PART II

ITEM 5.    Market for Registrant's Common Equity and Related Shareholder Matters                  16

ITEM 6.    Selected Consolidated Financial Data                                                   16

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                       17

ITEM 8.    Financial Statements and Supplementary Data                                            30

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure                                                                       30

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant                                      30

ITEM 11.  Executive Compensation                                                                  30

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management                          30

ITEM 13.  Certain Relationships and Related Transactions                                          30


                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                         31

          Signatures                                                                              34

                                     PART I

ITEM 1.  BUSINESS

    SMART Modular Technologies, Inc., a California corporation ("SMART" or the "Company"), designs, manufactures and markets memory modules, personal computer ("PC") card products and embedded processor modules primarily to leading original equipment manufacturers ("OEMs") in the computer, networking and telecommunications industries. Founded in 1988, the Company has grown rapidly to become a leading independent manufacturer of specialty memory modules and PC cards, standard memory modules, communications PC cards and embedded processor modules offering products for a wide variety of electronic system applications. In July 1995, the Company increased its focus on the PC card business and its presence in the computer reseller channel through its acquisition of Apex Data, Inc. ("Apex"), which designs and markets wireless and wireline PC card data/fax modem and connectivity products. The Company further extended its product line to include embedded computers through the acquisition of RISQ Modular Systems, Inc. in July 1996. SMART has developed extensive design and manufacturing expertise which the Company believes provides it with competitive advantage, including the ability to respond to its customers' rapidly changing requirements. To this end, the Company maintains two design centers, one in Bangalore, India, the other in Fremont, California, and manufacturers its products in Fremont, California, Arecibo, Puerto Rico and East Kilbride, Scotland. The Company's principal customers include major electronic OEMs, semiconductor manufacturers, computer distributors, corporate end users, government agencies, catalog retailers, value-added resellers ("VARs") and system integrators. The Company's OEM customers include, Cisco Systems, Inc., Compaq Computer Corporation, Gateway 2000, Hewlett-Packard Company, IBM Corporation ("IBM"), NCR Corp., Solectron Corp. and Toshiba America Information Systems Corp.

INDUSTRY BACKGROUND

     The demand for semiconductor memory devices in digital electronic systems has grown dramatically over the last several years as a result of the increasing importance of memory in determining system performance. The demand for greater system performance has required that electronics manufacturers increase the number and functionality of memory devices incorporated into a system.

     The factors which have contributed to the increasing demand for memory devices include the expanding unit sales of personal computers in the business and consumer market segments; the increasing use of personal computers to perform memory-intensive graphics and multimedia functions; the volume of memory required to support faster microprocessors; the proliferation of increasingly complex personal computer software; and the increasing performance requirements of workstations, servers and networking and telecommunications equipment.

     Memory integrated circuits encompass several types of devices designed to perform specific functions within computer and other electronic systems. The three most significant categories of semiconductor memory are Dynamic Random Access Memory ("DRAM"), Static Random Access Memory ("SRAM") and non-volatile memory, including Flash. DRAM provides large capacity "main" memory; SRAM provides specialized high speed memory; and Flash and other non-volatile memory provide low power memory which retains data after a system is turned off. In addition, within each of these broad categories of memory products, semiconductor manufacturers are offering an increasing variety of memory devices which are designed for application specific uses.

MARKETS

                                 THE DRAM MARKET

     DRAMs are the most commonly used memory devices for storage and retrieval of data during a system's operation. The development of more powerful personal computers and workstations and the increasing emphasis on high-throughput networking and telecommunications products have resulted in the need for higher volumes and greater varieties of DRAM memory in electronic systems. For example, PCs currently based on 486, Pentium and PowerPC microprocessors frequently employ eight to 32 megabytes ("MBytes") of DRAM, which is significantly more memory than that employed by older generation PCs. The adoption of Windows 95 and Windows NT is further increasing the need for DRAM, as 16 MBytes of DRAM memory or more are required for higher performance to support these operating systems.

     The Company believes the overall DRAM market is becoming more diversified as a variety of architectures, features, organizations, densities and operating voltages have been introduced to address different applications and performance requirements. Examples of such architectures and features include Synchronous DRAM ("SDRAM"), Synchronous Graphics RAM ("SGRAM"), RAMBUS, Video RAM ("VRAM"), Fast Page Mode ("FPM"), Extended Data Out ("EDO") and Burst EDO. DRAM devices are available in organizations ranging from one bit to 32 bits wide, densities of up to 64 megabits ("Mbits") and in operating voltages of 5.0 volts and 3.3 volts.

                                 THE SRAM MARKET

     The market for SRAM includes the high speed SRAM segment and the low power SRAM segment. The market for high speed SRAM devices has grown rapidly over the last few years driven primarily by the inability of slower DRAM devices to support the increasing speed requirements of PC and data communications systems. Due to existing architectural limitations, DRAM speeds have not increased commensurately with improvements in microprocessor speeds. DRAMs typically operate at 10 to 20 megahertz ("MHz") (100 to 50 nanoseconds ("ns")), while microprocessor memory bus speeds for most 486 and all Pentium-class PCs currently sold are 66 MHz (15 ns) or higher. Operating at 66 MHz or faster, high performance SRAM devices can be used as "cache" memory, which increases a system's performance. For example, in a PC or workstation, secondary ("L2") cache memory can increase system performance by acting as an intermediary between fast microprocessors and slower DRAM main memory. In disk drives, SRAM cache memories can be used as a high speed buffer to accelerate data throughput from the drive to the system bus.

     High speed SRAMs are experiencing rapid advancements in speed, architecture, organization, density and operating voltages. These advancements are primarily necessitated by the increasing speed and functionality of microprocessors such as the Pentium, the PowerPC, the Alpha and the SPARC. High speed SRAMs are reaching access times below 3 ns. High speed SRAM architecture has evolved from asynchronous random access to synchronous pipelined burst mode corresponding with the Pentium architecture, and synchronous serial access corresponding with RISC architectures. SRAM devices are available in organizations ranging from one bit to 36 bits wide and densities of up to 4 Mbits. In addition, industry trends toward lower voltage microprocessors such as the Intel P54C (3.3 volt Pentium) have created a need for new, low voltage SRAM cache memories.

     Low power SRAM devices are used primarily in computing or industrial applications in which efficient power management is of greatest importance. Primary applications for low power SRAM devices include mobile computing and other environments in which electronic systems rely on battery power or require low power dissipation.

                             THE FLASH MEMORY MARKET

     Flash memory is an application of non-volatile memory used to retain stored data after a system's power has been turned off. The ability of Flash devices to be electronically rewritten to update parameters or system software provides greater flexibility and ease of use than other non-volatile memory devices, such as older erasable programmable read only memory ("EPROM") devices. Flash memory is a fast growing segment of the memory market, as a growing range of applications utilize Flash memory in the computer, telecommunications, networking, consumer electronics, automotive, industrial control and instrumentation industries. For example, Flash memory can be used in communication devices such as routers, in which Flash memory provides storage of control programs and system-critical data. Another common application for Flash memory is in PC cards, which are small form factor devices that are inserted into notebook, subnotebook computers or personal digital assistants ("PDAs"), and digital cameras to provide added storage.

     Due to the increasing number of Flash suppliers, a variety of Flash architectures such as NOR, DINOR, NAND and AND have become available. These devices are offered in an increasing number of operating modes, such as random access, serial access, synchronous and DRAM-like, and in a range of operating voltages from 3.3 volts to 12.0 volts.

                              MEMORY MODULE MARKET

     Memory modules are compact circuit board assemblies consisting of DRAM, SRAM, Flash or other semiconductor memory devices and related circuitry. Electronic systems increasingly employ memory modules as building blocks in system design as a result of the many advantages memory modules offer OEMs and end users. The use of memory modules enables OEMs to offer a relatively easy path for upgradeability of a personal computer or workstation, a feature of system design which is increasingly required by end users. The use of memory modules allows OEMs to increase flexibility by enabling them to easily configure a system with a variety of different levels of memory, thus enabling OEMs to address multiple price points or applications with a single base system design. To achieve this upgradeability and flexibility, both PC and communications OEMs frequently design their systems to use memory modules as a "daughter card," reducing the need to include memory devices on the motherboard. This design structure frees up space on the motherboard and enables the OEM to use a single motherboard as a common central element of a variety of different systems, resulting in significant cost savings. The use of memory modules further reduces costs by reducing OEMs' work-in-process inventories by allowing them to add expensive memory devices to products during the final stages of the manufacturing process.

     The market for memory modules includes both standard and specialty modules. The high volume standard memory module market includes modules that can be sourced from many module suppliers, and are designed to be incorporated into a wide variety of equipment. These modules employ designs meeting widely used industry specifications primarily utilizing DRAM memory and are available with a variety of options to address the needs of multiple OEMs. Standard memory modules are typically used in desktop personal computers and printers and are sold both to OEMs and through computer resellers directly to end users.

     Specialty memory modules include both custom and application specific modules. The varying requirements of different electronic systems and the increased number of memory device options have resulted in a market for specialized memory modules that are designed to enhance the performance of a particular system or a set of applications. These modules are usually based on either DRAM, SRAM or Flash technologies and may include additional control circuitry. Specialty memory modules are typically sourced from a limited number of suppliers. Application specific or custom memory modules are generally used in mobile computers, workstations and telecommunications devices, such as routers and switches, and are primarily sold to OEMs.

                   INDEPENDENT MANUFACTURERS OF MEMORY MODULES

     As the variety of memory devices available to address specific applications has expanded, the design and manufacture of memory modules has increasingly become an area in which electronics OEMs employ outsourcing strategies. By outsourcing design and manufacturing functions, OEMs are able to focus their resources on their own areas of core competence and competitive advantage, such as unique technology, system design and marketing capabilities. OEM outsourcing practices range from contract manufacturing, in which the OEM may turn to an outside supplier to procure components and design and manufacture a specific product for the OEM on a turnkey basis, to consignment, in which the OEM employs the outside supplier to design and manufacture a product using memory components supplied by the OEM. OEMs may also purchase memory modules which have been designed by a supplier for a specific application.

     The suppliers of memory modules include semiconductor manufacturers which maintain captive memory module production capabilities and independent memory module manufacturers which source memory devices from a wide variety of suppliers. Although some semiconductor manufacturers have the ability to manufacture significant volumes of standard memory modules, generally these companies are focused on adding value through their silicon expertise, rather than through their memory module manufacturing capabilities. The Company believes that the business models of most semiconductor manufacturers may not adequately address OEMs' changing requirements for a broad range of custom and application specific products.

     Independent manufacturers of memory modules have experience with a broad range of memory devices and offer substantial expertise in component selection and module product development. Due to the fact that independent manufacturers do not produce their own semiconductor devices, they have the ability to mix and match devices from a variety of semiconductor suppliers in a single memory module. Independent manufacturers of memory modules currently address two primary market segments: the OEM channel and the reseller channel. Suppliers to the OEM channel typically offer custom and application specific modules to the workstation and telecommunications industries, as well as standard memory modules for use by computer and peripherals OEMs. Suppliers to the reseller channel typically offer standard DRAM memory modules as an upgrade product sold through computer distributors and retail channels.

                                 PC CARD MARKET

     PC cards are small form factor products conforming to the Personal Computer Memory Card International Association ("PCMCIA") standards which are used as peripheral devices in notebook and subnotebook computers and PDAs. Dataquest Incorporated forecasts that unit sales of mobile computer systems in the United States will increase in the range of 20% annually, reaching annual shipments of 29 million units by the end of 2000. This growth is expected to expand the market for mobile computing peripherals, including PC cards for memory (primarily Flash memory), communications (data/fax modems, wireless, cellular and pager) and networking (Ethernet and Token Ring). An increasingly important aspect of PC card modem functionality is the ability to provide high speed data transmission over wireless networks such as switched cellular, digital cellular and personal communications services. A number of companies have announced that they will introduce modems in 1997 that perform at 56,000 bits per second ("bps") in certain environments. This speed of transmission rate has yet to be ratified as a standard by the ITU and there are still a number of issues surrounding the new technological advancement. However, the technology promises an improvement over current V.34, 33,600 bps modems.

                            EMBEDDED COMPUTER MARKET

     In 1996, the Company entered the embedded computer market through its acquisition of RISQ Modular Systems, Inc. ("RISQ"), a designer and manufacturer of standard and perfect-fit (custom) embedded processor modules for OEMs.

     Embedded computers are incorporated into an ever increasing array of products used in a variety of markets including telecommunications, networking, imaging, simulation, command and control, industrial control and desktop publishing. Unlike PCs or workstations which serve as general purpose computers, embedded computers perform a single or limited number of dedicated tasks. Examples of embedded computer applications include Digital Satellite Systems, set-top boxes, video games, laser printers, scanners, routers, network switches, robots, computer guided missiles, paint mixing systems, medical imaging analyzers, automated toll collection systems and Global Positioning System receivers.

     These products are characterized by unique requirements such as compute performance, real-time operating system software, power consumption, weight, form-factor, upgradability, life cycles and cost. OEMs in the 1970s and 1980s that needed embedded computers had to either design their own systems based on available technology or buy a limited choice of standard boards and then modify them for their proprietary requirements. With market conditions requiring shorter design cycles and the choices for implementation becoming more complex, OEMs are increasingly outsourcing their requirements for embedded computers to specialists that complement the value-added by the OEM (typically the application software and the market channels). The Company believes it plays an important role in shrinking time to market for OEMs trying to introduce their embedded systems in networking, telecommunications, imaging, network security and industrial control.


PRODUCTS

     The Company designs and markets products consisting of memory modules, embedded processor modules and PC cards. The Company's memory modules include DRAM, SRAM and Flash memory. The Company offers custom and application specific memory modules, as well as standard memory modules that comply with industry standards established by the Joint Electronic Development Engineering Council ("JEDEC"). The Company's PC cards comply with PCMCIA standards and include memory cards, wireless and wireline data communication modem cards, network connectivity cards and other I/O cards. Embedded processor module products include a range of standard and perfect fit embedded computers for use in a variety of specialized computing applications.

                                 MEMORY MODULES

     DRAM Modules. The Company offers a comprehensive line of DRAM memory modules, including a wide range of single in-line memory modules ("SIMMs"), dual in-line memory modules ("DIMMs") and small outline dual in-line memory modules ("SO DIMMs"). The Company's DRAM modules are available in various configurations of up to 200 pins and densities of up to 256 MBytes. Many of these products are offered in both 5.0 volt and 3.3 volt versions, with FPM, EDO, SDRAM and SGRAM architectures.

     The following chart summarizes certain of the Company's DRAM module product offerings:

-----------------------------------------------------------------------------------------------------------
           DRAM
     PRODUCT FAMILIES      DENSITY        FEATURES          SPEED (MHz)              APPLICATIONS
-----------------------------------------------------------------------------------------------------------

 72 Pin SIMMs            4-64 MBytes    FPM, EDO               10-33        Desktop PCs, Printers,
                                                                            Embedded Controllers,
                                                                            Routers, Servers
-----------------------------------------------------------------------------------------------------------
144 Pin SO DIMMs         4-64 MBytes    FPM, EDO               10-33        Notebook PCs, Printers,
                                        -------------------------------------------------------------------
                                        SDRAM, SGRAM           60-133       X-Window Terminals, 3D
                                                                            Graphics
-----------------------------------------------------------------------------------------------------------
 168 Pin DIMMs           8-256 MBytes   FPM, EDO               10-33        Workstations, Routers,
                                        -------------------------------------------------------------------
                                        SDRAM                  66-133       Servers, Telecom Equipment
-----------------------------------------------------------------------------------------------------------
 200 Pin DIMMs           16-64 MBytes   FPM, SDRAM             10-150       Workstations, Super
                                                                            Computers
-----------------------------------------------------------------------------------------------------------
 VRAM Modules            2-16 MBytes    RAM, High Speed        60-200       High Performance
                                        SRAM                                Graphics for Workstations
-----------------------------------------------------------------------------------------------------------
 VME Bus Modules         256 KBytes-    FPM, Low Profile       10-33        Industrial Control Systems
                         16 MBytes
-----------------------------------------------------------------------------------------------------------
 Custom                  1-256 MBytes   Per Customer       Per Customer      Embedded Controllers,
                                        Specifications     Specifications    Telecom Switches, Notebook PCs
-----------------------------------------------------------------------------------------------------------

     SRAM Modules. The Company offers a comprehensive line of SRAM memory modules, including L2 cache modules and other high speed and low power SRAM modules. The Company's L2 cache modules are available in speeds from 33 to 83 MHz, in asynchronous and synchronous versions, with burst, pipelined burst and serial access operating modes and in densities from 256 KBytes to eight MBytes.

     The following chart summarizes certain of the Company's high speed SRAM L2 cache module product offerings:

-------------------------------------------------------------------------------------------------------
    SRAM L2 CACHE                            CHIPSET
   PRODUCT FAMILIES         DENSITY       COMPATIBILITY     SPEED (MHz)             APPLICATIONS
-------------------------------------------------------------------------------------------------------
 Synchronous 64 Bit       256 KBytes-   Intel, SIS, OPTi,      66-83        Desktop PCs, Embedded
                          1 MByte       VLSI                                Controllers
-------------------------------------------------------------------------------------------------------
 Synchronous 72 Bit       256 KBytes-   Intel, SIS, OPTi,      66-83        Desktop PCs,  Workstations,
                          1 MByte       VLSI                                Servers, Routers
-------------------------------------------------------------------------------------------------------
 Asynchronous 64 Bit      256 KBytes-   Intel, OPTi, VLSI      50-66        Desktop PCs, Embedded
                          1 MByte                                           Controllers
-------------------------------------------------------------------------------------------------------
 Asynchronous 72 Bit      256 KBytes-   Intel, OPTi, VLSI      50-66        Desktop PCs, Workstations,
                          1 MByte                                           Servers, Routers
-------------------------------------------------------------------------------------------------------
 Custom                   256 KBytes-   Per Customer        Per Customer    Desktop PCs
                          8 MBytes      Specifications      Specifications
-------------------------------------------------------------------------------------------------------

     The following chart summarizes certain of the Company's other high speed and low power SRAM module product offerings:

------------------------------------------------------------------------------------------------
  SRAM MODULE
PRODUCT FAMILIES             DENSITY          SPEED (ns)                 APPLICATIONS
------------------------------------------------------------------------------------------------
   8 Bit I/O          256 KBytes-2 MBytes        100-20     Point of Sale Terminals, Electronic
                                                            Verification Equipment, Industrial
                                                            Instrumentation
------------------------------------------------------------------------------------------------
   16 Bit I/O         32 KBytes-1 MByte          120-15     Disk Drives, Medical Instruments
------------------------------------------------------------------------------------------------
   18 Bit I/O         768 KBytes                 25-15      Disk Drives, Medical Instruments
------------------------------------------------------------------------------------------------
   24 Bit I/O         960 KBytes                 25-15      Servers, Graphics
------------------------------------------------------------------------------------------------
   32 Bit I/O         32 KBytes-1 MByte          100-12     Graphics, Industrial Instrumentation
------------------------------------------------------------------------------------------------
   36 Bit I/O         32 KBytes-1 MByte          35-15      Servers, Workstations
------------------------------------------------------------------------------------------------
   44 Bit I/O         1.4-5.5 MBytes             20-15      Minicomputers
------------------------------------------------------------------------------------------------

     Flash Modules. The Company offers a comprehensive line of Flash modules, including 72 Pin DRAM-like SIMMs, 80 Pin synchronous SIMMs, 80 Pin asynchronous SIMMs and 168 Pin synchronous and asynchronous DIMMs. The Company's Flash modules are available in densities of up to 64 MBytes. The Company also offers additional options such as an on-board active reset control, system reset control and DC to DC power conversion which allows the use of 12.0 volt components in a 5.0 volt system.

     The following chart summarizes certain of the Company's Flash module product offerings:

--------------------------------------------------------------------------------------------------------
             FLASH
        PRODUCT FAMILIES         DENSITY             FEATURES                       APPLICATIONS
--------------------------------------------------------------------------------------------------------
 72 Pin DRAM-like SIMMs        4-8 MBytes    Reads like DRAM                   Embedded Controllers
                                             Plugs into DRAM Socket
--------------------------------------------------------------------------------------------------------
 80 Pin Synchronous SIMMs      8-32 MBytes   Synchronized to System Clock      Embedded Controllers
--------------------------------------------------------------------------------------------------------
 80 Pin Asynchronous SIMMs     1-32 MBytes   12 Volt/5 Volt Programming        Routers, Servers,
                                             5 Volt/3.3 Volt Read Voltage      Telecom Switches
                                             5 Volt Only
                                             3 Reset Options
--------------------------------------------------------------------------------------------------------
168 Pin Asynchronous DIMMs     4-64 MBytes   5 Volt/3.3 Volt Read Voltage      Telecom Switches, Routers
--------------------------------------------------------------------------------------------------------
 Custom                        1-64MBytes    Per Customer Specifications       Industrial Applications
--------------------------------------------------------------------------------------------------------

                                PC CARD PRODUCTS

     The Company sells PC card products that provide both memory, I/O and communication functions. The Company's PC cards are marketed under the "SMART" and "Apex Data" brand names. The Company offers a comprehensive line of memory PC card products, including 68 Pin PC cards with densities ranging from 2 MBytes to 32 MBytes and 68 Pin ATA memory PC cards with densities ranging from 2 MBytes to 112 MBytes. These cards provide additional memory for notebook and subnotebook computers and PDAs. The Company's memory PC cards are PCMCIA Type I compatible.

     The following chart summarizes certain of the Company's PC card memory product offerings:

-----------------------------------------------------------------------------------------------------------------
     PC CARD MEMORY
    PRODUCT FAMILIES           DENSITY               FEATURES                       APPLICATIONS
-----------------------------------------------------------------------------------------------------------------
68 Pin Linear Flash          2-32 MBytes      Plug & Play, Software      PDAs, Notebook PCs, Networking, Portable
                                              Driver Included            Medical Equipment
-----------------------------------------------------------------------------------------------------------------
68 Pin ATA                   2-112 MBytes     5 Volt, 3.3 Volt           PDAs, Notebook PCs, Networking
                                              ATA Compliant
-----------------------------------------------------------------------------------------------------------------
Compact Flash ATA            2-16 MBytes      5 Volt, 3.3 Volt           PDAs, Celluar Phones, Pagers, Digital
                                              ATA Compliant              Cameras
-----------------------------------------------------------------------------------------------------------------
Miniature                    2-4 MBytes       5 Volt 3.3 Volt            PDAs, Celluar Phones, Pagers, Digital
                                              16 Bit Data Interface      Cameras
                                              MCIF Specification
                                              Compliant
-----------------------------------------------------------------------------------------------------------------
Custom                       128 KBytes-      Per Customer               Portable Medical Equipment
                             20 MBytes        Specifications
-----------------------------------------------------------------------------------------------------------------

     The Company also offers a comprehensive line of wireless and wireline PC card data/fax modems which are compatible with most notebook and subnotebook computers and PDAs that utilize at least one PCMCIA slot. In fiscal 1995, the Company enhanced its PC card communication product offerings by acquiring Apex, which offers a line of wireless and wireline modem products. The Company's modems are available in speeds of up to 33,600 bps and are compatible with Windows, OS/2 and DOS environments. The Company's Apex brand modems are one of only two brands recognized as "ThinkPad Proven" by IBM in North America and Europe. The Company's wireless modems support connections with the majority of cellular phones currently on the market, including those manufactured by Motorola, Inc., Ericsson, Nokia, OKI and NEC Corporation. Certain of the Company's modems also contain Flash memory for use in PDA devices such as Hewlett-Packard's HP 100LX and HP 200LX. All of the Company's data/fax modem cards meet PCMCIA Type II specifications.

     In June of 1996, the Company introduced its ClipperCom World Data/Fax Modem. This product has been certified in over 30 countries and allows the user to have one modem that can be used virtually anywhere in the world. Included with this product is the Company's GUI (graphical user interface) Country Select software which allows the modem to be configured by the user to any of the certified country's specific requirements. This modem won Byte Magazine's "Best of PC Expo" award at this years PC Expo show.

     In 1996, the Company also introduced Media Express, its MPEG 1 Playback PC card for Notebook computers that have incorporated Zoomed Video ("ZV") port technology. This Type II PC card product delivers full motion, full screen video playback when used with any software incorporating MPEG technology that is OM-1 compatable.

     The following chart summarizes certain of the Company's PC card communication product offerings:

------------------------------------------------------------------------------------------------
 PC CARD COMMUNICATION PRODUCT FAMILIES                                FEATURES
------------------------------------------------------------------------------------------------
 MODEMS
---------------------------------------------------
     Mobile Plus V.34 (33.6 kbps)                  Landline and Cellular-ready
                                                   TX-CEL licensed protocol
                                                   MNP-10EC protocol
                                                   Supports over 50 different types of cellular
                                                   phones
                                                   Low power consumption
------------------------------------------------------------------------------------------------
     ClipperCom World V.34 (33.6 kbps)             Internal DAA certified in over 30 countries
                                                   Full cellular phone support
                                                   Country Select GUI software
                                                   Digital line protection
------------------------------------------------------------------------------------------------
     Fax/Modem and Memory                          For Hewlett-Packard PDA
                                                   6 meg of Flash memory
------------------------------------------------------------------------------------------------
  NETWORKING
---------------------------------------------------
     Ethernet Adapter                              Direct Connect cable
                                                   Supports 10BT and 10B2
------------------------------------------------------------------------------------------------
     Token Ring Adapter                            IBM compatable
                                                   Supports shielded and unshielded twisted pair
------------------------------------------------------------------------------------------------
     Serial Card Adapter                           Easy-install software, Plug & Play capability
------------------------------------------------------------------------------------------------
  VIDEO ADAPTERS
---------------------------------------------------
     Media Express MPEG 1                          Compatable with leading ZV Port notebooks
                                                   Delivers full screen, full motion video
                                                   OM-1 compatable
------------------------------------------------------------------------------------------------

                           EMBEDDED COMPUTER PRODUCTS

     The Company's SMARTengine family of hardware and software products help accelerate time to market, reduce system cost, lower power requirements and provide a clear upgrade path for OEMs' requirements. The Company provides a mix of standard and perfect-fit embedded computers with complete software support that offer varying price/performance and industry standard bus interfaces. The Company is processor independent which allows the existing product line to be powered by 32 and 64 bit CPUs from several vendors. This enhances flexibility to match price, performance and power requirements to the customer's application. The Company has also used industry standard ISA bus, EISA bus, PCI bus, Compact PCI bus or a custom bus where appropriate as being part of the solution for customers with unique requirements. All products are supported by on-board software for development and real-time operating systems support.

     The following chart summarizes certain of the Company's SMARTengine embedded computer product offerings:

-------------------------------------------------------------------------------------------------
     EBEDDED PROCESSOR
      MODULE FAMILIES                    FEATURES                             APPLICATIONS
-------------------------------------------------------------------------------------------------
SMARTengine/50PCI            R5000, Compact PCI, 8-128MB DRAM,        ATM Switch, Ethernet Switch
                             FLASH, PROM, Ethernet, SCSI, RTC,
                             DUART
-------------------------------------------------------------------------------------------------
SMARTengine/43PCI            R4300, 8MB EDO DRAM, FLASH,              Imaging, Game, Publishing
                             PROM, RTC, 3 PCI slots
-------------------------------------------------------------------------------------------------
SMARTengine/43NET            R4300, 2 Ethernets, 8MB DRAM, FLASH,     Networking, Ethernet Switch
                             PROM, RTC, DUART
-------------------------------------------------------------------------------------------------
SMARTengine/47PCI            R4700, 2 PCI buses, 8-128MB DRAM,        Imaging
                             FLASH, PROM, RTC, DUART
-------------------------------------------------------------------------------------------------
SMARTengine/30ISA            R3081, ISA bus, 8MB DRAM                 Simulation
-------------------------------------------------------------------------------------------------
Custom                       Perfect-fit embedded computer for        Various
                             the customer's application
-------------------------------------------------------------------------------------------------

CUSTOMERS, SALES AND MARKETING

     The Company's principal customers include major electronics OEMs, semiconductor manufacturers, computer distributors, corporate end users, government agencies, catalog retailers, VARs and systems integrators. In fiscal 1996 and in fiscal 1995, the Company's ten largest customers accounted for approximately 71% and 68% of net sales, respectively. In fiscal 1996, the Company's top three customers as a percentage of net sales accounted for 19%, 15% and 12% of net sales, respectively. During fiscal 1996, no other customers accounted for more than 10% of net sales. In fiscal 1995, the Company's top three customers as a percentage of net sales accounted for 18%, 15% and 10% of net sales, respectively. During fiscal 1995, no other customers accounted for more than 10% of net sales.

     The Company primarily sells its memory module and processor module products directly to major OEM customers and uses a network of independent sales representatives located throughout North America and Europe for sales to other OEM customers. The Company also derives a small portion of its sales in North America and Europe through industrial distributors such as Milgray, Jaco and MEMEC Components. In the Far East, the Company utilizes stocking representative relationships with companies such as Kanematsu Semiconductor Corporation in Japan. The Company's direct sales and marketing efforts are conducted in an integrated process involving direct salespeople, customer service representatives and senior executives. An important aspect of the Company's sales and marketing efforts is its use of an experienced group of applications engineers who work closely with OEM customers in designing the Company's products into the OEM's systems. The Company's sales offices are located in Fremont, California, Dallas, Texas, Marlboro, Mass., Charlotte, North Carolina, Milton Keynes, England, Basingstoke, England and Perth, Australia.

     To address the needs of its memory module and PC card OEM customers, the Company has developed and maintains relationships with leading vendors of memory devices located in the United States, Japan and South Korea. These include limited and sole source suppliers of certain products, such as NEC Corporation ("NEC")., IBM, Intel, Oki Semiconductor, Inc. ("Oki Semiconductor"), Rockwell International Corp. ("Rockwell") and Samsung Electronics Company Ltd. ("Samsung"). The Company frequently works jointly with these vendors in bidding for customers' design-in opportunities. The Company's OEM marketing activities include advertising in technical journals and direct mail solicitation.

     The Company sells PC card products to OEMs and corporate end users, as well as to small office/home office ("SOHO") and consumer end users. The Company's OEM customers integrate the Company's PC cards into their end products. Corporate end users typically buy the Company's PC card products for mobile computing applications through computer resellers, such as distributors and VARs. The Company's distributors in North America include Ingram Micro Inc., Merisel Inc., Microage, Inc. and Tech Data Corp. The Company sells to SOHO and consumer end users through catalog sales organizations and retailers including PC's Compleat Corp. and Mobile Planet in North America, ADO/T-Zone in Japan and Misco and Dixon's Stores Group Ltd. in the United Kingdom.

     Sales are generally made pursuant to standard purchase orders. The Company includes in its backlog only those customer orders for which it accepted purchase orders and assigned shipment dates within the next 12 months. Since orders constituting the Company's current backlog are subject to change in delivery schedules and are subject to cancellation with only limited or no penalties, backlog is not necessarily an indication of future net sales. There can be no assurance that current backlog will necessarily lead to net sales in any future period. The Company's total backlog was $57.1 million and $88.2 million as of fiscal 1996 and fiscal 1995, respectively.

DESIGN, MANUFACTURING AND TEST

     The Company has a staff of engineers for applications development, component selection, schematic design, layout, firmware and software driver development. The layouts for memory modules and PC cards are specialized due to their high component and trace densities, particularly for high speed memory modules. To further enhance its design capability, the Company established in fiscal 1995 a design center in Bangalore, India.

     The Company believes that the efficiency of its manufacturing operations has benefited from its extensive experience and its library of proven designs which stress high manufacturability and quality. As a result of its design efficiencies, the Company believes that it achieves relatively high manufacturing yields. In addition, through its extensive library of memory module designs and its experience in designing and manufacturing memory modules, the Company is able to work closely with its customers and suppliers to design competitive solutions to system memory problems and shorten the time it takes its customers to get their products to market.

     The Company currently manufactures a majority of its products in a 62,250 square foot facility in Fremont, California. In addition, the Company employs a 23,000 square foot manufacturing facility in Arecibo, Puerto Rico and, since its opening in September 1996, a 25,000 square foot manufacturing facility in East Kilbride, Scotland. The Company operates multiple production lines at these facilities. The Company currently plans to add additional manufacturing capacity in each of its manufacturing sites. The Company also subcontracts a limited amount of production requirements to third party manufacturers.

     The Company's manufacturing process relies on a high level of automation and involves the use of a substantial base of fine pitch surface mount equipment which is specialized for the production of memory modules and PC card products. The Company also has developed automated methods for PC card case assembly. The Company's surface mount manufacturing lines have been optimized to support the placement and configuration of a high number of integrated circuits on each board, in contrast to surface mount equipment used in less specialized electronics manufacturing which typically involves a fewer number of integrated circuits and a greater number of passive components on each printed circuit board. Due to the high level of automation in the Company's manufacturing approach, the Company maintains a relatively low percentage of direct labor costs. The Company believes that it has achieved and maintains a rapid manufacturing cycle and is able to offer its customers quick turn around of both small and large projects. The Company is frequently able to provide turn around on major customer orders within days or weeks.

     An important aspect of the Company's manufacturing operations is its focus on product testing. The Company tests 100% of its memory modules for full functionality, in contrast with many other suppliers which the Company believes may test only at the system level. The Company believes that it has established substantial technical expertise in the testing of memory modules. The Company has a group of experienced test engineers that develop proprietary testing routines and parameters which enable it to diagnose problems in system design or memory components, to characterize the performance of new products and to provide high quality products in volume.

RESEARCH AND DEVELOPMENT

     The Company believes that the timely development of new memory modules, embedded processor modules and PC card products is essential to maintain the Company's competitive position. In the memory market, the Company's research and development activities are focused primarily on new high speed memory modules, the continual improvement in test routines and software, and the ongoing improvement in manufacturing processes and technologies. In particular, the Company is focusing its research and development resources on the development of DRAM, particularly SDRAM, Flash and SRAM products. The Company plans to continue to devote substantial research and development efforts to the design of new memory module products which address the requirements of OEM, corporate and retail customers.

     In the PC card market, the Company's research and development efforts are focused primarily on the design and introduction of new PC card products which provide improved memory, connectivity and communications functionality. In particular, the Company is devoting resources to the development of 56,000 bps asynchronous modem products.

     The Company's research and development efforts in the embedded computing market are focused on the design of standard and custom embedded processor modules based primarily on the MIPS and PowerPC computing architectures and standard or custom bus architectures.

     The Company's research and development expenses in fiscal 1996, fiscal 1995 and fiscal 1994 were $5.9 million, $5.3 million and $5.9 million, respectively.

COMPETITION

     The memory module, PC card and embedded processor module industries are intensely competitive. The memory module, PC card and embedded processor module markets are each comprised of a large number of competitive companies, several of which have achieved a substantial share of their respective markets. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the OEM memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Integrated Device Technology, Inc., Micron Electronics, Inc. (a subsidiary of Micron Technology Inc.) and Multichip Technology, Inc. (a division of Cypress Semiconductor Corporation). The Company also competes with independent memory module manufacturers, including Celestica Inc., PNY Electronics, Inc. and Simple Technology Incorporated. In the computer systems reseller market for memory modules, the Company primarily competes with Kingston Technology, Inc., Viking Technology, Inc. and Vision Tek, Inc. In the PC card market, the Company competes with Centennial Technologies, Inc., Hayes Microcomputer Products, Inc. and U.S. Robotics, Inc. In the embedded processor module market, the Company competes with Force Computers Inc.(a subsidiary of Solectron Corporation), Motorola, Inc. and Radisys Corporation. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, the Company competes and expects to continue to compete with certain of its suppliers. These suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration. The Company also faces and may face competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company serves.

     The Company expects its competitors to continue to improve the performance of their current products, to reduce their current product sales prices and to introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of the Company's products and thereby have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that enhancements to or future generations of competitive products will not be developed that offer superior prices and technical performance features compared to the Company's products. To be competitive, the Company must continue to provide technologically advanced products and manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower prices and gross margin, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

INTELLECTUAL PROPERTY

     As of October 31, 1996, the Company had one pending patent application while no patents have been granted to date. There can be no assurance this pending patent will be issued. The Company expects to continue to file patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on patent protection. In addition, the Company attempts to protect its intellectual property rights through a variety of other measures including non-disclosure agreements, trademarks and trade secrets. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that patents will issue from future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Furthermore, there can be no assurance that third parties will not develop similar products, duplicate the Company's products or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

     In the semiconductor, computer, telecommunications and networking industries, it is typical for companies to receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. While there is currently no material pending intellectual property litigation involving the Company, the Company has been and may from time to time continue to be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by third parties. There can be no assurance that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights owned by third parties. In addition, litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future. The Company has also entered into license agreements in the past regarding certain alleged infringement claims asserted by third parties. If any other claims or actions are asserted against the Company, the Company may again seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention. In addition, should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

EMPLOYEES

     As of October 31, 1996, the Company had 474 regular, full time employees of which 353 were in manufacturing (including testing, quality assurance and materials work), 31 were in design and product development, 63 were in marketing and sales and 27 were in finance and administration. The Company's future results depend in significant part upon its ability to attract and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ENVIRONMENTAL REGULATION

     The Company's operations and manufacturing processes are subject to certain federal, state, local and foreign environmental protection laws and regulations. Public attention has increasingly been focused on the environmental impact of manufacturing operations which use hazardous materials or generate hazardous wastes, and environmental laws and regulations may become more stringent over time. There can be no assurance that the Company's failure to comply with either present or future regulations, or to obtain all necessary permits required under such regulations, would not subject the Company to significant compliance expenses, production suspensions or delay, restrictions on expansion at its present or future locations, the acquisition of costly equipment or other liabilities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's business, financial condition and results of operations can be impacted by a number of factors. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS."


ITEM 2.  PROPERTIES

     In January 1996, the Company moved its operations from its Fremont and Pleasanton, California facilities into a 62,250 square foot facility in Fremont, California, which is being used for manufacturing and as the Company's corporate headquarters. The lease on the 62,250 square foot facility expires in January 2003. The Company leases an additional 25,000 square foot facility in Fremont, California. The lease on this facility expires in January 2003. The Company also leases a 23,000 square foot manufacturing facility in Arecibo, Puerto Rico and a 25,000 square foot manufacturing facility in East Kilbride, Scotland. The leases on these facilities expire in May 2005 and September 2006, respectively. In addition, the Company leases various small facilities for its sales offices. The Company believes that it has adequate facilities to accommodate its needs for at least the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock has been traded in the over-the-counter market since the Company's initial public offering on November 17, 1995 and is quoted on The Nasdaq National Market under the symbol SMOD. No public trading market in the Company's common stock existed prior to the Company's initial public offering.

     The following table sets forth for the periods indicated the high and low closing prices for the Company's common stock as reported by The Nasdaq National Market.

         FISCAL YEAR 1996                                     HIGH      LOW

            Fourth quarter ended October 31, 1996            21 1/4    12 1/4
            Third quarter ended July 31, 1996                24 1/8     9 3/8
            Second quarter ended April 30, 1996              22 5/8    10 5/8
            First quarter ended January 31, 1996             12 5/8     9 1/2

     As of January 6, 1997, the approximate number of record holders was 171 and the approximate number of beneficial holders was 5800. The Company has never paid cash dividends on its common stock. The Company presently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Certain financial covenants set forth in the Company's bank line of credit agreements prohibit the Company from paying dividends.

     On July 31, 1996, pursuant to an Agreement and Plan of Reorganization and an Agreement and Plan of Merger, SMT Acquisition Corp., a California corporation and wholly-owned subsidiary of SMART, merged (the "RISQ Merger") with and into RISQ Modular Systems, Inc., a California corporation ("RISQ"). In the RISQ Merger, all of the shares of the capital stock of RISQ issued and outstanding prior to the RISQ Merger were exchanged for shares of SMART common stock and RISQ became a wholly-owned subsidiary of SMART. Pursuant to the RISQ Merger, SMART issued 368,000 shares of common stock (the "Shares"). On July 25, 1996 after a fairness hearing and pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, SMART obtained a permit from the California Department of Corporations to authorize the issuance of the Shares.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below under the captions "Consolidated Statement of Income Data" and "Consolidated Balance Sheet Data" are derived from the consolidated financial statements of the Company and subsidiaries, which financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their reports included elsewhere herein. On July 28, 1995, a wholly-owned subsidiary of the Company merged with Apex which resulted in Apex becoming a wholly-owned subsidiary of the Company. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include the financial statements of Apex from its inception in May 1992. See
Note 2 to the Consolidated Financial Statements. On July 31, 1996, a wholly-owned subsidiary of the Company merged with RISQ which resulted in RISQ becoming a wholly-owned subsidiary of the Company. The merger was accounted for as a pooling of interests. Given the immateriality of this acquisition to the Company's consolidated financial position and results of operations, RISQ has been included in the Company's consolidated results of operations as of the beginning of fiscal 1996 (November 1, 1995) and amounts presented for periods prior to fiscal 1996 have not been restated to include RISQ's historical results of operations. See Note 2 to the Consolidated Financial Statements.

     The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                                                    FISCAL YEARS ENDED OCTOBER 31,
                                            ----------------------------------------------------------------------------
                                              1996            1995             1994             1993            1992
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF
  INCOME DATA:
  Net sales .......................         $ 401,774       $ 274,592        $ 163,849        $  80,810       $  15,991
  Cost of sales ...................           329,644         224,931          132,826           63,542          10,435
                                            ---------       ---------        ---------        ---------       ---------
  Gross profit ....................            72,130          49,661           31,023           17,268           5,556
  Operating expenses:
    Research and development ......             5,933           5,283            5,891            2,224           1,199
    Sales and marketing ...........            14,011          11,012            7,562            4,948             875
    General and administrative ....            14,533          12,940            7,630            4,681           3,060
                                            ---------       ---------        ---------        ---------       ---------
       Total operating expenses ...            34,477          29,235           21,083           11,853           5,134
                                            ---------       ---------        ---------        ---------       ---------
  Income from operations ..........            37,653          20,426            9,940            5,415             422
  Other income (expense), net .....             2,238            (515)            (143)               9              73
                                            ---------       ---------        ---------        ---------       ---------
  Income before provision for
     income taxes .................            39,891          19,911            9,797            5,424             495
  Provision for income taxes ......            14,760           7,344            3,759            2,134             203
                                            ---------       ---------        ---------        ---------       ---------
  Income before cumulative
     effect of change in
     accounting principle .........            25,131          12,567            6,038            3,290             292
  Cumulative effect of change
     in accounting principle ......              --              --                121             --              --
                                            ---------       ---------        ---------        ---------       ---------
  Net income ......................         $  25,131       $  12,567        $   6,159        $   3,290       $     292
                                            =========       =========        =========        =========       =========
  Net income per share(1) .........         $    1.20       $    0.72        $    0.37        $    0.23       $    0.02
                                            =========       =========        =========        =========       =========
  Weighted average common and
     common equivalent shares
     outstanding(2) ...............            20,874          17,565           16,537           14,339          13,498
                                            =========       =========        =========        =========       =========


                                                              AS OF OCTOBER 31,
                                    --------------------------------------------------------------------
                                      1996           1995           1994           1993           1992
CONSOLIDATED BALANCE SHEET
  DATA (In thousands):
  Working capital ...............   $ 73,301       $ 21,464       $ 12,185       $  5,719       $  2,136
  Total assets ..................    172,185         91,976         45,612         34,752          7,439
  Capital lease obligations,
     net of current portion .....      1,241          1,599            632            142              6
  Shareholders' equity ..........     86,619         26,234         13,665          5,598          2,513

---------------
(1) The cumulative effect of the change in accounting principle did not materially impact net income per share. See the Consolidated Financial Statements.

(2) See Note 2 to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SMART Modular Technologies, Inc., a California corporation (the "Company" or "SMART"), commenced operations in 1989 and initially focused on the design and manufacture of standard memory modules for original equipment manufacturers ("OEMs") and semiconductor manufacturers. Standard memory modules implement industry standard specifications, primarily utilize Dynamic Random Access Memory ("DRAM") and are designed to be incorporated into a wide variety of electronic equipment. In 1991, the Company expanded its design, manufacturing and marketing efforts to offer specialty memory modules and PC card memory products. Specialty memory products include both custom and application specific products based on DRAM, Static Random Access Memory ("SRAM") or Flash technologies. The Company expanded its product lines in 1993 by offering a suite of PC card communication products.

     In July 1995, the Company further expanded its PC card communication products business with the acquisition of Apex Data, Inc., a Delaware corporation ("Apex"). The Company acquired Apex in a stock for stock acquisition. The acquisition of Apex has been accounted for as a pooling of interests; accordingly, the Company's historical results of operations include Apex's historical results of operations. Apex designs and markets wireless and wireline PC card data/fax modem, I/O and connectivity products into both the computer reseller and OEM channels.

     In July 1996, the Company expanded its specialized technical capabilities with the acquisition of RISQ Modular Systems, Inc., a California corporation ("RISQ"). The Company acquired RISQ in a stock for stock acquisition. The acquisition of RISQ has been accounted for as a pooling of interests. Given the immateriality of this acquisition to the Company's consolidated financial position and results of operations, RISQ has been included in the Company's consolidated results of operations as of the beginning of fiscal 1996 (November 1, 1995) and amounts presented for periods prior to fiscal 1996 have not been restated to include RISQ's historical results of operations. RISQ designs and manufactures embedded processor modules and products in both standard and custom form factors for OEMs in the telecommunications, networking, industrial control and image processing markets.

     In September 1996, the Company expanded its manufacturing capacity by opening a 25,000 square foot manufacturing facility in East Kilbride, Scotland. This is the Company's first manufacturing facility outside of the United States and Puerto Rico.

     The Company's net sales and gross profit have increased substantially over the last three fiscal years. Over the last three fiscal years, SMART's gross margin has ranged from 18.0% to 18.9%. One of the primary factors affecting gross margin has been the proportion of the Company's memory products manufactured on either a turnkey or consignment basis. Products manufactured on a turnkey basis are designed and manufactured by the Company with purchased memory devices. Products manufactured on a consignment basis are generally designed and manufactured by the Company with memory devices which are owned and supplied by the customer. While products manufactured on a turnkey basis typically have lower gross margins than products manufactured on a consignment basis, products manufactured on a turnkey basis generally contribute greater net sales and higher gross profit per unit than products manufactured on a consignment basis.

     The other primary factor affecting the Company's gross margin has been the mix between sales of specialty memory, standard memory, embedded processor module and PC card communication products. A majority of the Company's net sales are currently derived from the sales of its specialty memory products, which typically have higher gross margin than the Company's standard memory products. The Company's embedded processor module products currently generate the Company's highest gross margin, followed by the Company's PC card communication products. Both product lines currently contribute the smallest portion of the Company's net sales.

     The Company expects that its gross margin will continue to vary based on these and other factors, including changes in the selling prices for its products, pricing by competitors and suppliers, the level of manufacturing efficiencies achieved and the mix of sales between the OEM and computer reseller channels. Selling prices of certain of SMART's products have declined in the past and SMART expects that some prices will continue to decline in the future. Accordingly, SMART's ability to maintain or increase gross profit and gross margin will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities and with gross margins sufficient to compensate for the anticipated declines in selling prices.

     The Company primarily sells its products to OEMs in the computer, networking and telecommunications industries, and, to a lesser extent, to the computer reseller channel. In fiscal 1996, the Company's top ten customers accounted for 71% of the Company's net sales. In each of fiscal 1995 and fiscal 1994, SMART's top ten customers accounted for 68% of the Company's net sales. While the Company expects to be dependent upon these customers for a significant percentage of its net sales, the composition of SMART's top ten customers has changed in recent periods and the Company expects that the composition of its top ten customers may change in the future. The Company has added new OEM customers and programs in recent periods and its strategy is to increase its sales to both existing and new OEM customers, as well as through the computer reseller channel. In addition, the Company's strategy calls for further expansion of its geographic operations, particularly in Europe. The acquisition of Apex has increased the Company's sales of its PC card products, and has also contributed to the Company's sales through the computer reseller channel. International sales accounted for 8% of the Company's net sales in fiscal 1996 and 14% of the Company's net sales in both fiscal 1995 and fiscal 1994.

     The seventh and eighth paragraphs of this Overview section contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS." In particular, note the factors entitled "Significant Customer Concentration," "Intense Competition," "Fluctuations in Operating Results," "Dependence on Sole or Limited Sources of Supply" and "Requirement for Response to Rapid Technological Change." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of income data of the Company expressed as a percentage of net sales:

                                                            FISCAL YEARS ENDED
                                                                 OCTOBER 31,
                                                     -----------------------------------
                                                      1996          1995           1994

Net sales ..................................          100.0%        100.0%         100.0%
Cost of sales ..............................           82.0          81.9           81.1
                                                     ------        ------         ------
Gross profit ...............................           18.0          18.1           18.9
Operating expenses:
  Research and development .................            1.5           1.9            3.6
  Sales and marketing ......................            3.5           4.0            4.6
  General and administrative ...............            3.6           4.7            4.7
                                                     ------        ------         ------
          Total operating expenses .........            8.6          10.6           12.9
                                                     ------        ------         ------

Income from operations .....................            9.4           7.5            6.0
Other income (expense), net ................            0.6          (0.2)          (0.1)
                                                     ------        ------         ------
Income before provision for income taxes ...           10.0           7.3            5.9
Provision for income taxes .................            3.7           2.7            2.3
                                                     ------        ------         ------
Income before cumulative effect of change in
  accounting principle .....................            6.3           4.6            3.6
Cumulative effect of change in accounting
  principle ................................            --            --             0.1
                                                     ------        ------         ------
Net income .................................            6.3%          4.6%           3.7%
                                                     ======        ======         ======

   NET SALES

     Fiscal Year Ended 1996 vs 1995. Net sales consist of sales of specialty memory modules and PC cards, standard memory modules, embedded processor modules and PC card communication products, less returns and discounts. Net sales increased 46.3% to $401.8 million in fiscal 1996 from $274.6 million in fiscal 1995. The increase was primarily due to an increase in sales of specialty memory products and secondarily due to an increase in sales of standard memory products to both existing and new customers.

     Fiscal Year Ended 1995 vs 1994. Net sales increased 67.6% to $274.6 million in fiscal 1995 from $163.8 million in fiscal 1994. The increase was primarily due to an increase in sales of specialty memory products, such as L2 cache memory modules, to both existing and new customers. The Company's sales of PC card communication products to both new and existing customers also increased significantly in fiscal 1995 over fiscal 1994. These increases were partially offset by a reduction in sales of standard memory products due to limitations on the availability of certain semiconductor memory devices and the Company's strategy to focus on specialty memory products.

   GROSS PROFIT

     Fiscal Year Ended 1996 vs 1995. Cost of sales includes the costs of semiconductor devices and other components and materials purchased by the company for its products, as well as the direct labor and overhead costs associated with manufacturing. Gross profit increased 45.2% to $72.1 million in fiscal 1996 from $49.7 million in fiscal 1995. Gross margin decreased to 18.0% in fiscal 1996 from 18.1% in fiscal 1995. The decrease in gross margin was principally due to an increase in the proportion of memory products manufactured on a turnkey basis compared to a consignment basis. The decrease was partially offset by an increase in the percentage of net sales derived from higher margin specialty memory products as compared to standard memory products in fiscal 1996 over fiscal 1995.

     Fiscal Year Ended 1995 vs 1994. Gross profit increased 60.1% to $49.7 million in fiscal 1995 from $31.0 million in fiscal 1994. Gross margin decreased to 18.1% in fiscal 1995 from 18.9% in fiscal 1994. The decrease in gross margin was principally due to an increase in the proportion of specialty memory products manufactured on a turnkey basis compared to a consignment basis. The decrease was partially offset by a significant increase in the percentage of net sales derived from higher margin specialty memory products as compared to standard memory products in fiscal 1995 over fiscal 1994.

   RESEARCH AND DEVELOPMENT

     Fiscal Year Ended 1996 vs 1995. Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to costs of personnel including management and employee bonuses associated with development efforts, materials and outside design and testing services. Research and development expenses increased 12.3% to $5.9 million in fiscal 1996 from $5.3 million in fiscal 1995. As a percentage of net sales, research and development expenses decreased to 1.5% in fiscal 1996 from 1.9% in fiscal 1995. The decrease in research and development expenses as a percentage of net sales was primarily due to a change in the Company's bonus structure which rewards the development efforts of certain key management employees and was partially offset by an overall increase in non-compensation based research and development expenses.

     Fiscal Year Ended 1995 vs 1994. Research and development expenses decreased 10.3% to $5.3 million in fiscal 1995 from $5.9 million in fiscal 1994. As a percentage of net sales, research and development expenses decreased to 1.9% in fiscal 1995 from 3.6% in fiscal 1994. The decrease in research and development expenses was primarily due to the completion of the Company's obligation to fund certain research and development costs of an affiliated party.

   SALES AND MARKETING

     Fiscal Year Ended 1996 vs 1995. Sales and marketing expenses include salaries and commissions of employees and independent sales personnel, as well as the costs of advertising, promotions and trade shows. Sales and marketing expenses increased 27.2% to $14.0 million in fiscal 1996 from $11.0 million in fiscal 1995. The increase in absolute dollars was primarily due to increased commissions associated with higher sales volumes, an increase in the number of sales and marketing personnel and the increase of advertising activities designed to further promote sales of the Company's products. As a percentage of net sales, sales and marketing expenses decreased to 3.5% in fiscal 1996 from 4.0% in fiscal 1995. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods, although they may flucuate as a percentage of net sales.

     Fiscal Year Ended 1995 vs 1994. Sales and marketing expenses increased 45.6% to $11.0 million in fiscal 1995 from $7.6 million in fiscal 1994. The increase was primarily due to increased commissions associated with higher sales volumes, an increase in the number of sales and marketing personnel and the increase of advertising activities designed to further promote sales of the Company's products. The Company opened one new sales office in fiscal 1995. As a percentage of net sales, sales and marketing decreased to 4.0% in fiscal 1995 from 4.6% in fiscal 1994.

   GENERAL AND ADMINISTRATIVE

     Fiscal Year Ended 1996 vs 1995. General and administrative expenses consist primarily of personnel costs, including performance-based bonuses and employee benefits, facilities and equipment costs and other support costs including utilities, insurance and professional fees. General and administrative expenses increased 12.3% to $14.5 million in fiscal 1996 from $12.9 million in fiscal 1995. As a percentage of net sales, general and administrative expenses decreased to 3.6% in fiscal 1996 from 4.7% in fiscal 1995. The decrease in general and administrative expenses as a percentage of net sales was due in part to the elimination of significant operational costs related to Apex's operations, which were integrated into the Company's operations during the final quarter of fiscal 1995. In addition, a change in the Company's bonus structure for certain key employees contributed to the percentage decrease. The Company expects that general and administrative expenses will increase in absolute dollars in future periods, although they may flucuate as a percentage of net sales.

     Fiscal Year Ended 1995 vs 1994. General and administrative expenses increased 69.6% to $12.9 million in fiscal 1995 from $7.6 million in fiscal 1994. As a percentage of net sales, general and administrative expenses were 4.7% for both fiscal 1995 and fiscal 1994. The increased expenses were primarily due to costs associated with integrating Apex's operations into SMART's operations, higher performance-based bonuses, the costs associated with the opening of a new facility in Puerto Rico and increases in reserves for accounts receivable.

   OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its lines of credit. Subsequent to the fiscal 1995 year end, the Company repaid nearly all outstanding balances on its lines of credit. Interest income from the proceeds of the Company's initial public offering of its common stock as well as cash generated from operations has resulted in a significant increase in other income.

   PROVISION FOR INCOME TAXES

     Provisions for income taxes were $14.8 million, $7.3 million and $3.8 million in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The Company's effective tax rate for these periods was 37.0%, 36.9% and 38.4%, respectively. The Company expects its consolidated effective tax rate to decrease in future periods as its Puerto Rican and international operations begin contributing a larger percentage of the Company's before tax income. At October 31, 1996, the Company had net operating loss carry-forwards of approximately $1.8 million for federal income tax purposes and approximately $1.0 million for state income tax purposes arising from the acquisition of Apex.

     SMART adopted Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" effective November 1, 1993. The cumulative effect in fiscal 1994 of adopting SFAS No. 109 was to increase net income in fiscal 1994 by $121,000, or $0.01 per share. For a description of the components of the deferred tax asset recorded by SMART, see Note 8 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, SMART has used funds generated primarily from operations, certain borrowings and capital leases to support its operations, acquire capital equipment and finance inventory and accounts receivable. The Company generated cash from operations totaling $27.0 million and $11.0 million in fiscal 1996 and fiscal 1995, respectively. In fiscal 1994, the Company's operations used $4.5 million. At October 31, 1996, SMART had $52.6 million of cash and cash equivalents, and $73.3 million of working capital. At October 31, 1995, the Company had $13.1 million of cash and cash equivalents, and $21.5 million of working capital. The $32.6 million proceeds generated from the Company's initial public offering of its common stock during fiscal 1996 contributed to the increase in cash and cash equivalents and working capital. Prior to fiscal 1996, the Company primarily funded its financing and investing deficits from amounts borrowed under the existing lines of credit and utilization of existing cash balances. The Company expects to fund any future deficits in operating, investing and financing activities from a combination of available cash reserves and certain short term borrowings.

     SMART has two revolving lines of credit aggregating $20.0 million which are secured by substantially all of SMART's assets with terms expiring in February 1997. The Company expects to renew these line of credit agreements upon expiration. Amounts available for borrowing under the Company's existing lines of credit are limited to the lower of the commitment amount or a borrowing base amount calculated based on certain levels of inventory and accounts receivable. At October 31, 1996, no borrowings were outstanding under the lines of credit and $20.0 million was available for borrowing. At October 31, 1995, $3.6 million was outstanding and $16.4 million was available for borrowing under the lines of credit. Subsequent to fiscal 1995 year end, the Company repaid the outstanding balances on its lines of credit with a portion of the proceeds from the Company's initial public offering of its common stock. The lines of credit have restrictions on the payment of dividends and require SMART to maintain certain minimum financial covenants including the maintenance of minimum tangible net worth and minimum annual cash flow.

     Capital expenditures totaled approximately $9.0 million, $5.4 million and $1.5 million in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. These expenditures were primarily for manufacturing and test equipment and the expansion of the Company's existing manufacturing facilities. The Company's fiscal 1996 capital expenditure total reflects expenditures related to the addition of a manufacturing facility in East Kilbride, Scotland. SMART plans on spending between $8.0 million and $12.0 million on capital expenditures in fiscal 1997 related to the continued expansion of the Company's manufacturing facilities and related equipment.

     SMART has entered into certain capital lease arrangements. The outstanding principal on these obligations at October 31, 1996 was approximately $2.7 million. See Note 4 to the Consolidated Financial Statements.

     From time to time, SMART evaluates acquisitions of businesses, products or technologies that complement the business of SMART. SMART has no present understandings, commitments or agreements with respect to any material acquisitions of other businesses, products or technologies. Any such transactions, if consummated, may use a portion of SMART's working capital or require the issuance of debt or equity.

     SMART believes that the net proceeds from its initial public offering of its common stock (effective November 17, 1995), together with existing funds, anticipated cash flow from operations and amounts available under its existing lines of credit, will be sufficient to meet its working capital and capital expenditure requirements for the next 12 months.

     The first, third and sixth paragraphs of this Liquidity and Capital Resources section contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS." In particular, note the factors entitled "Significant Customer Concentration," "Intense Competition," "Fluctuations in Operating Results," "Dependence on Sole or Limited Sources of Supply" and "Requirement for Response to Rapid Technological Change." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business, financial condition and results of operations can be impacted by a number of factors including without limitation the following factors.

SIGNIFICANT CUSTOMER CONCENTRATION

     A relatively small number of customers have accounted for a significant percentage of the Company's net sales. In fiscal 1996 and fiscal 1995, the Company's ten largest customers accounted for 71% and 68% of net sales, respectively. In fiscal 1996, the Company's top three customers as a percentage of net sales accounted for 19%, 15% and 12% of net sales, respectively. During fiscal 1996, no other customers accounted for more than 10% of net sales. In fiscal 1995, the Company's top three customers as a percentage of net sales accounted for 18%, 15% and 10% of net sales, respectively. During fiscal 1995, no other customers accounted for more than 10% of net sales. The Company expects to continue to be dependent upon these customers for a significant percentage of its net sales. However, there can be no assurance that any of these customers and/or any of the Company's other significant customers will continue to utilize the Company's products at current levels, if at all. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future and believes that its financial results will depend in significant part upon the success of its customers' products. The loss of a major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company generally has no firm long-term volume commitments from its customers and generally enters into individual purchase orders with its customers. The Company has experienced cancellations of orders and fluctuations in order levels from period to period and expects it will continue to experience such cancellations and fluctuations in the future. In addition, customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the Company's business, financial condition and results of operations will depend in significant part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers' products and the general economy. The factors affecting any of the Company's major customers or their customers could have a material adverse effect on the Company's business, financial condition and results of operations.

INTENSE COMPETITION

     The memory module, PC card and embedded processor module industries are intensely competitive. The memory module, PC card and embedded processor module markets are each comprised of a large number of competitive companies, several of which have achieved a substantial share of their respective markets. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the OEM memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Integrated Device Technology, Inc., Micron Electronics, Inc. (a subsidiary of Micron Technology Inc.) and Multichip Technology, Inc. (a division of Cypress Semiconductor Corporation). The Company also competes with independent memory module manufacturers, including Celestica Inc., PNY Electronics, Inc. and Simple Technology Incorporated. In the computer systems reseller market for memory modules, the Company primarily competes with Kingston Technology, Inc., Viking Technology, Inc. and Vision Tek, Inc. In the PC card market, the Company competes with Centennial Technologies, Inc., Hayes Microcomputer Products, Inc. and U.S. Robotics, Inc. In the embedded processor module market, the Company competes with Force Computers Inc.(a subsidiary of Solectron Corporation), Motorola, Inc. and Radisys Corporation. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, the Company competes and expects to continue to compete with certain of its suppliers. These suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration. The Company also faces and may face competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company serves.

     The Company expects its competitors to continue to improve the performance of their current products, to reduce their current product sales prices and to introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of the Company's products and thereby have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that enhancements to or future generations of competitive products will not be developed that offer superior prices and technical performance features compared to the Company's products. To be competitive, the Company must continue to provide technologically advanced products and manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower prices and gross margin, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's results of operations and gross margin have in the past fluctuated significantly and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may in the future affect the Company's results of operations include the loss of a principal customer or the short term loss of a customer due to product inventory accumulation by the customer, adverse changes in the mix of products sold by the Company and the inability to procure required components. Other factors that may affect the Company's results of operations in the future include fluctuating market demand for, and declines in the selling prices of the Company's products, market acceptance of new products and enhanced versions of the Company's products, delays in the introduction of new products and enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, the timing of new product announcements and releases by the Company or its competitors, the timing of significant orders, the ability to volume produce products and meet customer requirements, patterns of spending by customers, delays, cancellations or reschedulings of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of the Company's inventories due to unexpected price declines, unexpected product returns, the timing of expenditures in anticipation of increased sales, cyclicality in the Company's targeted markets, regulatory changes and expenses associated with acquisitions. In particular, since the fiscal 1996 year end, there have been declines in DRAM, Flash and SRAM semiconductor prices that could affect the valuation of the Company's inventory.

     In addition, operating results in future periods may be impacted by general economic conditions and various competitive factors, including price-based competition and competition from other parties employing competing technologies. The Company's operating results could also be affected in any given period by business interruptions or costs associated with an earthquake, hurricanes, fire, theft or other similar events outside the control of the Company, which events may not be fully covered, or covered at all, by applicable insurance coverages. The concentration of the Company's assets in its Fremont,

California facility could make the Company's exposure to such events greater than if the Company's assets were more geographically dispersed.

     The Company's gross margin has varied and will continue to vary significantly based on a variety of factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, declines in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors or suppliers. The selling prices of the Company's existing products have declined in the past and the Company expects that prices will continue to decline in the future. In particular, during fiscal 1996, the selling prices of the Company's existing products declined due to significant declines in SRAM and DRAM semiconductor prices and declines in Flash semiconductor prices. Moreover, since the fiscal 1996 year end, declines in the selling prices of the Company's existing products have continued due to further declines in DRAM, SRAM and Flash semiconductor prices. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its recent growth.

     Sales of the Company's individual products and product lines toward the end of a product's life cycle are typically characterized by steep declines in sales, pricing and gross margin, the precise timing of which may be difficult to predict. The Company could experience unexpected reductions in sales of products as customers anticipate new product purchases. These factors could give rise to charges for obsolete or excess inventory, returns of products by distributors, or substantial price protection charges or discounts. In the past, the Company has had to write-down and write-off obsolete or excess inventory. To the extent that the Company is unsuccessful in managing product transitions, its business, financial condition and results of operations could be materially adversely affected. The Company's results of operations are also affected by the value of the United States dollar due to the fact that the Company purchases components from foreign suppliers and that the Company sells its products outside of the United States. Fluctuations in the value of the United States dollar in relation to foreign currencies could increase the cost of certain components for the Company's products and could make the price of the Company's products in foreign countries more expensive compared to the price of other companies' products denominated in other currencies.

     The need for continued significant expenditures for capital equipment purchases, research and development and ongoing customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in any particular period if the Company's net sales for that period are not met. The Company has significantly increased its expense levels to support its recent growth, and there can be no assurance that the Company will maintain its current level of net sales or rate of growth for any period in the future. Accordingly, there can be no assurance that the Company will be able to be profitable or that it will not sustain losses in future periods. The Company believes that period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's securities may be materially adversely affected.

DEPENDENCE ON SOLE OR LIMITED SOURCES OF SUPPLY

     The Company is dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in the Company's products. In particular, the Company is dependent in significant part upon certain limited or sole source suppliers for critical components in the Company's memory module, embedded processor module and PC card products. The Company also depends on sole source third party manufacturers to produce certain of the Company's embedded processor module products. The electronics industry has experienced in the past and may experience in the future shortages in semiconductor devices, including DRAM, SRAM and Flash memory. The Company has experienced and may continue to experience delays in component deliveries and quality problems with respect to certain component deliveries which have caused and could in the future cause delays in product shipments and have required and could in the future require the redesign of certain products. The Company generally has no written agreements with its suppliers. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, could increase prices and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will receive adequate component supplies on a timely basis in the future.

MANAGEMENT OF GROWTH; EXPANSION OF OPERATIONS

     The Company has significantly expanded its operations over the last several years. This growth has resulted in a significant increase in responsibility for existing management which has placed, and may continue to place, a significant strain on the Company's limited personnel and management, manufacturing and other resources. The Company's ability to manage the recent and any possible future growth will depend upon a significant expansion of its manufacturing, accounting and other internal management systems and the implementation of a variety of procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

     In connection with the Company's recent growth, the Company's operating expenses have increased significantly and the Company anticipates that operating expenses will continue to increase in absolute dollars in the future. In particular, in order to continue to provide customer service and quality products and to meet any anticipated demand of its customers, the Company will be required to continue to increase staffing and other expenses, including expenditures on capital equipment, sales and marketing. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, the Company's business, financial condition and results of operations would be materially adversely affected. Certain customers have required and may continue to require rapid increases in production and accelerated delivery schedules which have placed and may continue to place an excessive burden on the Company's resources. In order to achieve anticipated sales levels and profitability, the Company will continue to be required to manage its assets and operations efficiently. In addition, should the Company continue to expand geographically, it may experience certain inefficiencies from the management of geographically dispersed facilities.

DEPENDENCE ON SEMICONDUCTOR, COMPUTER, TELECOMMUNICATIONS AND NETWORKING INDUSTRIES

     The semiconductor industry has been characterized by cyclical market conditions. This industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. During fiscal 1996, there were significant declines in DRAM and SRAM semiconductor prices and declines in Flash semiconductor prices. Since the fiscal 1996 year end, there have been continued declines in DRAM, Flash and SRAM semiconductor prices. These price declines as well as any future price declines could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy. From time to time, the computer, telecommunications and networking industries, like the semiconductor industry, have experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Accordingly, any factor adversely affecting the semiconductor, computer, telecommunications or networking industries or particular segments within the semiconductor, computer, telecommunications or networking industries, such as the market for memory products, could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially adversely affected in the future if downturns or slowdowns occur in the semiconductor, computer, telecommunications, networking or other industries utilizing the Company's products.

REQUIREMENT FOR RESPONSE TO RAPID TECHNOLOGICAL CHANGE

     The semiconductor, computer, telecommunications and networking industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to invest significant amounts for research and development efforts and to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis that respond to changing customer requirements and that meet evolving industry standards. For example, the industry standard modem is currently changing from a 33,600 bits per second ("bps") synchronous modem to a 56,000 bps asynchronous modem. The Company is currently focusing its research and development resources on the development of DRAM, particularly SDRAM, Flash and SRAM products, 56,000 bps asynchronous modem products and various embedded processor modules. Any success of the Company in developing new and enhanced products will depend upon a variety of factors, including integration of the various elements of its complex technology, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, availability of production capacity, achievement of acceptable manufacturing yields and product performance, quality and reliability. The Company has experienced and may in the future experience delays from time to time in development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in the Company's products after commencement of commercial shipments, which could result in the loss of or delay in market acceptance. The inability of the Company to introduce in a timely manner new products or enhancements that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

ACQUISITIONS

     In July 1995, the Company acquired Apex, a designer, developer and marketer of wireline, wireless and LAN PC card data communication products for the mobile computing market. Apex incurred a net loss during its fiscal year ended March 31, 1994 and its accountants qualified their audit report dated July 12, 1994 with a going concern qualification. There can be no assurance that Apex's or the Company's operations will be profitable after the acquisition. In July 1996, the Company acquired RISQ, a designer, developer and marketer of embedded processor module products for the telecommunications, networking, industrial control and image processing markets. RISQ incurred a net loss during the nine month period ended July 31, 1996. There can be no assurance that RISQ's or the Company's operations will be profitable after the acquisition. The acquisitions of Apex, RISQ or other companies have involved or may involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired company, unexpected liabilities, unforeseen operating difficulties, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, dilutive issuances of equity securities, the potential loss of key employees and the use of cash and other resources that would otherwise be available for the ongoing development of the Company's business. There can be no assurance that the anticipated benefits of the Apex and RISQ acquisitions will be realized.

NEW FACILITIES

     In September 1996, the Company opened a new manufacturing facility in East Kilbride, Scotland. The Company has never operated a manufacturing facility outside of the United States and Puerto Rico. The Company is currently operating two production lines at this facility and plans to add additional production lines in the future. There can be no assurance that the Company will be able to successfully add the additional production lines, that the Company can operate the new facility on a cost effective basis or that the Company can integrate the new operations with its operations in Fremont, California and Arecibo, Puerto Rico. Any inability to begin additional production at this new facility as scheduled or to manage the operations at this facility efficiently could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

     The Company's future operating results depend in significant part upon the continued contributions of its key technical and senior management personnel, many of whom would be difficult to replace. None of such persons, including the executive officers, has an employment agreement with the Company. With the exception of certain employees associated with RISQ's operations, none of such persons, including the executive officers, has a non-competition agreement with the Company. The Company's future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. The Company is actively recruiting such personnel. However, competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for the Company to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could materially adversely affect the Company's business, financial condition and results of operations.

INTERNATIONAL SALES

     International sales accounted for 8% of net sales in fiscal 1996 and 14% of net sales in each of fiscal 1995 and 1994. In September 1996, the Company opened a new manufacturing facility in East Kilbride, Scotland. The Company anticipates that international sales will continue to account for a portion of net sales. As a result, a portion of the Company's sales will be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the United States or other countries. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Although the Company's sales are currently denominated primarily in United States dollars, future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's results of operations. Some of the Company's customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

NO ASSURANCE OF PRODUCT QUALITY, PERFORMANCE AND RELIABILITY

     The Company expects that its customers will continue to establish demanding specifications for quality, performance, reliability and delivery. In the past, the Company has experienced quality problems resulting in product returns and cancellations. To date, the Company's quality problems have not had a significant effect on the Company's results of operations and the known quality problems have been or are in the process of being remedied. There can be no assurance that problems will not occur in the future with respect to the quality, performance, reliability and delivery of the Company's products. If such problems occur, the Company could experience increased costs, delays in or cancellations or reschedulings of orders or shipments, delays in collecting accounts receivable and increases in product returns and discounts, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY REGARDING PROTECTION OF PROPRIETARY RIGHTS

     The Company attempts to protect its intellectual property rights through a variety of measures including non-disclosure agreements, trademarks, trade secrets and to a lesser extent patents. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that patents will issue from future applications or that, if patents are issued, they will not be challenged, invalidated or circumvented, or that rights granted thereunder will provide meaningful protection or other commercial advantage to the Company. Furthermore, there can be no assurance that third parties will not develop similar products, duplicate the Company's products or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

     In the semiconductor, computer, telecommunications and networking industries, it is typical for companies to receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. While there is currently no material pending intellectual property litigation involving the Company, the Company has been and may from time to time continue to be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by third parties. There can be no assurance that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights owned by third parties. In addition, litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future. The Company has also entered into license agreements in the past regarding certain alleged infringement claims asserted by third parties. If any other claims or actions are asserted against the Company, the Company may again seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the invention. In addition, should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and the report of the independent auditors appear on pages F-1 through F-23 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement for its Annual Meeting of Shareholders currently scheduled for April 4, 1997 (the "Proxy Statement") with the Securities and Exchange Commission within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information in the Registrant's Proxy Statement under the headings "Election of Directors" and "Other Information - Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information in the Registrant's Proxy Statement under the headings "Other Information - Executive Compensation," "Other Information - Option Grants in Last Fiscal Year," and "Other Information - Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by this item is incorporated by reference to the information in the Registrant's Proxy Statement under the headings "Information Concerning Solicitation and Voting - Record Date and Shares Outstanding" and "Other Information - Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information in the Registrant's Proxy Statement under the headings "Other Information - Compensation Committee Interlocks and Insider Participation" and "Other Information - Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

           1. Financial Statements. The following Consolidated Financial Statements of SMART Modular Technologies, Inc. are filed as part of this report:

                                                                                    Page
                                                                                    ----
         REPORTS OF INDEPENDENT PUBLIC ACCOUNTS
           Report of Arthur Andersen LLP                                             F-2
           Report of BDO Seidman LLP                                                 F-3
            (Related financial statements not included herein)

         Consolidated Balance Sheets as of October 31, 1996 and 1995                 F-4

         Consolidated Statements of Income for the Years Ended October 31,
                  1996, 1995 and 1994                                                F-5

         Consolidated Statements of Shareholders' Equity for the Years Ended
                  October 31, 1996, 1995 and 1994                                    F-6

         Consolidated Statements of Cash Flows for the Years Ended October 31,
                  1996, 1995 and 1994                                                F-7

         Notes to Consolidated Financial Statements                                  F-8

           2. Financial Statement Schedules. The following financial statement schedules of SMART Modular Technologies, Inc. for the years ended October 31, 1996, 1995 and 1994 are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of SMART Modular Technologies, Inc.:

         Schedule                                                                   Page
         --------                                                                  ----

         Report of Independent Public Accountants on Schedule                        F-21

         Valuation and Qualifying Accounts                                           F-22

           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

           3. Exhibits. The following exhibits are filed as part of this report:

   2.1(1)    Agreement and Plan of Reorganization among the Registrant, Apex
             Data, Inc. and SMART Acquisition, Inc. dated April 24, 1995
   3.1(1)    Registrant's Amended and Restated Articles of Incorporation.
   3.2(1)    Registrant's Amended Bylaws.
   4.1(1)    Registration Rights Agreement dated July 26, 1995.
   4.2(1)    Registrant's specimen stock certificate.
   4.3(3)    Termination to the Registration Rights Agreement dated July 26,
             1995.
  10.1(1)    1989 Incentive Stock Plan, as amended, and forms of agreements attached thereto.
  10.2(1)    1995 Employee Stock Purchase Plan, and forms of agreements attached thereto.
  10.3(1)    1995 Director Option Plan, and forms of agreements attached thereto.
  10.4(1)    1995 Stock Plan, and forms of agreements attached thereto.
  10.5(1)    Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees.
  10.6(1)    Standard Triple Net Industrial Lease between the Registrant and
             Pactel Properties dated November 18, 1991.
  10.7(1)    First Amendment to Lease between the Registrant and Pactel
             Properties dated July 19, 1993.
  10.8(1)    Second Amendment to Lease between the Registrant and Riggs National
             Bank of Washington, D.C. as Trustee of the Multi-Employer Property
             Trust Northport Business Park, a National Banking Association dated
             May 31, 1994.
  10.9(1)    Third Amendment to Lease between the Registrant and Riggs National
             Bank of Washington, D.C. as Trustee of the Multi-Employer Property
             Trust Northport Business Park, a National Banking Association dated
             November 1994.
  10.10(1)   Standard Triple Net Industrial Lease between the Registrant and
             Riggs National Bank of Washington, D.C., as Trustee of the
             Multi-Employer Property Trust, dated June 18, 1995.
  10.11(1)   Lease Contract between the Registrant and The Puerto Rico
             Industrial Development Company dated April 24, 1995.
  10.12(1)   Note, Loan and Security Agreement between the Registrant and
             Merrill Lynch Business Financial Services Inc. dated May 19, 1993.
  10.13(1)   Letter Agreement between the Registrant and Merrill Lynch Business
             Financial Services Inc. dated December 28, 1994.
  10.14(1)   Letter Agreement between the Registrant and Merrill Lynch Business
             Financial Services Inc. dated June 27, 1995.
  10.15(1)   Intercreditor Agreement among the Registrant, Merrill Lynch
             Business Financial Services Inc. and Imperial Bank dated June 27,
             1995.
  10.16(1)   Security and Loan Agreement between the Registrant and Imperial
             Bank dated July 19, 1995.
 *10.17(1)   License and Supply Agreement between the Registrant and Krypton
             Isolation, Inc. dated July 22, 1994.
  10.18(1)   Warrant Purchase Agreement between the Registrant and Krypton
             Isolation, Inc. dated July 27, 1994.
  10.19(1)   Holders' Agreement dated July 27, 1994 by and among Krypton
             Isolation, Inc. and certain individuals and entities identified on
             Exhibit A attached thereto.
  10.20(1)   Common Stock Purchase Agreement dated July 27, 1994 by and among
             Krypton Isolation, Inc. and the individuals identified on Exhibit A attached thereto.
  10.21(1)   First Amendment to the Krypton Isolation, Inc. Warrant to Purchase
             2,000,000 Shares of Series A Preferred Stock between the Registrant and Krypton Isolation, Inc. dated October 24, 1995.
  10.22(1)   Letter of Intent dated as of October 24, 1995 by and among Krypton
             Isolation, Inc., the Registrant and certain individuals identified on the signature pages thereto.
**10.23(2)   License and Supply Agreement between the Registrant and Krypton
             Isolation, Inc. dated January 29, 1996.
  10.24(2)   Warrant Purchase Agreement between the Registrant and Krypton
             Isolation, Inc. dated January 29, 1996.
  10.25(2)   First Amended and Restated Holders' Agreement dated January 29,
             1996 by and among Krypton Isolation, Inc. and certain individuals and entities identified on Exhibit A attached thereto.
  10.26(2)   Common Stock Agreement dated January 29, 1996 by and among Krypton
             Isolation, Inc. and the entities identified on Exhibit A attached thereto.
  10.27(2)   First Amendment to the License and Supply Agreement between the
             Registrant and Krypton Isolation, Inc. dated January 29, 1996.
  10.28(3)   1989 Incentive Stock Plan, as amended, dated March 25, 1996.
  16.1(1)    Letter Regarding Change in Certifying Accountant.
  16.2(1)    Letter Regarding Change in Certifying Accountant.
  16.3(1)    Letter Regarding Change in Certifying Accountant.
  16.4(1)    Letter Regarding Change in Certifying Accountant.
  21.1       Subsidiaries of the Registrant.
  23.1       Consent of Independent Certified Public Accountants.
  23.2       Consent of Independent Certified Public Accountants.
  24.1       Power of Attorney (included on page 34).
  27.1       Financial Data Schedule for the Fiscal Year Ended
             October 31, 1996.
---------------

(1) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-97748) filed October 4, 1995, Amendment No. 1 thereto filed October 24, 1995, Amendment No. 2 thereto filed November 6, 1995, Amendment No. 3 thereto filed November 14, 1995 and Amendment No. 4 thereto filed November 16, 1995, which Registration Statement became effective November 16, 1995.

(2) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q filed March 16, 1996.

(3) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q filed June 14, 1996.

  * Pursuant to Rule 406(b) under the Securities Act of 1933, confidential treatment has been granted to certain portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

 ** Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to certain portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of fiscal
         1996.

     (c) Exhibits.

         See Item 14(a)(3) above.

     (d) Financial Statement Schedules.

         See Item 14(a)(2) above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SMART MODULAR TECHNOLOGIES, INC.

                                            By:      /s/  AJAY SHAH
                                                --------------------------------
                                                          Ajay Shah
                                                     President and Chief
                                                      Executive Officer

Dated:  January 27, 1997

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ajay Shah and David Mullin and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof. Witness our hands on the date set forth below.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                    DATE

      /s/  AJAY SHAH                 President, Chief          January 27, 1997
----------------------------       Executive Officer and
         Ajay Shah                 Chairman of the Board
                                       of Directors
                                   (Principal Executive
                                         Officer)

     /s/  MUKESH PATEL              Vice President and         January 27, 1997
----------------------------          General Manager
       Mukesh Patel                 Memory Product Line
                                       and Director

     /s/  DAVID MULLIN                Vice President,          January 27, 1997
----------------------------            Finance and
       David Mullin                   Chief Financial
                                    Officer (Principal
                                       Financial and
                                    Accounting Officer)

    /s/  ERIK ANDERSON                   Director              January 27, 1997
----------------------------
       Erik Anderson

   /s/  TOR R. BRANHAM                   Director              January 27, 1997
----------------------------
        Tor R. Braham

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE

         REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

           Report of Arthur Andersen LLP                                 F-2

           Report of BDO Seidman LLP                                     F-3
             (Related financial statements not included herein)

           CONSOLIDATED BALANCE SHEETS                                   F-4

           CONSOLIDATED STATEMENTS OF INCOME                             F-5

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
             EQUITY                                                      F-6

           CONSOLIDATED STATEMENTS OF CASH FLOWS                         F-7

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-8

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
             SCHEDULE                                                    F-21

           SCHEDULE II - Valuation and Qualifying Accounts               F-22

           SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA                     F-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SMART Modular Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of SMART Modular Technologies, Inc. (a California Corporation) and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Apex Data, Inc. as of December 31, 1994 and for the year ended December 31, 1994. As discussed in Note 2, Apex Data, Inc. was acquired in July 1995 in a transaction accounted for as a pooling of interests. The financial statements of Apex Data, Inc. are included in the consolidated financial statements of SMART Modular Technologies, Inc. and reflect net sales of 14% of the related consolidated total for the year ended October 31, 1994. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Apex Data, Inc., is based solely upon the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMART Modular Technologies, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.

                                                 /s/ ARTHUR ANDERSEN LLP

                                                 ARTHUR ANDERSEN LLP

San Jose, California
November 27, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Apex Data, Inc. and Subsidiary
Pleasanton, California

We have audited the accompanying consolidated balance sheet of Apex Data, Inc. and Subsidiary as of December 31, 1994, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 12, the Company entered into an agreement to merge with another company subsequent to December 31, 1994.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apex Data, Inc. and Subsidiary as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                 /s/ BDO Seidman, LLP

                                                 BDO Seidman, LLP

San Francisco, California
September 8, 1995

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   OCTOBER 31,
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        1996            1995

ASSETS
Current Assets:
  Cash and cash equivalents                                           $ 52,568         $13,059
  Short term investments                                                 7,471            --
  Accounts receivable, net of allowance for doubtful accounts of
    $583 and $443, respectively                                         52,806          27,355
  Related party notes receivable                                            36             153
  Inventories                                                           39,001          40,882
  Deferred income taxes                                                  3,848           2,627
  Prepaid expenses and other                                             1,065           1,141
                                                                      --------         -------
         Total current assets                                          156,795          85,217
Property and equipment, net                                             13,434           6,582
Long term investments                                                    1,023            --
Related party notes receivable, net of current portion                     177             146
Other                                                                      756              31
                                                                      --------         -------
         Total assets                                                 $172,185         $91,976
                                                                      ========         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $ 66,206         $50,628
  Lines of credit                                                         --             3,598
  Accrued bonuses                                                        4,212           3,645
  Other accrued expenses                                                 6,886           4,104
  Income taxes payable                                                   6,190           1,778
                                                                      --------         -------
         Total current liabilities                                      83,494          63,753
Long-term Liabilities:
  Capital lease obligations, net of current portion                      1,241           1,599
  Deferred income taxes                                                    831             390
                                                                      --------         -------
         Total liabilities                                              85,566          65,742
                                                                      --------         -------
Shareholders' Equity:
  Common stock, no par value --
    Authorized -- 100,000,000 shares
    Outstanding -- 18,858,163, and 14,653,005 shares, respectively      37,321           2,222
  Shareholder notes receivable related to common stock issuances          (452)           (501)
  Retained earnings                                                     49,750          24,513
                                                                      --------         -------
         Total shareholders' equity                                     86,619          26,234
                                                                      --------         -------
         Total liabilities and shareholders' equity                   $172,185         $91,976
                                                                      ========         =======









                  The accompanying notes are an integral part of these consolidated financial statements.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED OCTOBER 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              1996         1995         1994

Net sales                                   $401,774     $274,592     $163,849
Cost of sales                                329,644      224,931      132,826
                                            --------     --------     --------
Gross profit                                  72,130       49,661       31,023
                                            --------     --------     --------
Operating expenses:
  Research and development                     5,933        5,283        5,891
  Sales and marketing                         14,011       11,012        7,562
  General and administrative                  14,533       12,940        7,630
                                            --------     --------     --------
          Total operating expenses            34,477       29,235       21,083
                                            --------     --------     --------

Income from operations                        37,653       20,426        9,940
Other income (expense):
  Interest expense                              (309)        (704)        (220)
  Interest income                              2,252          190           81
  Other, net                                     295           (1)          (4)
                                            --------     --------     --------
          Total other income (expense)         2,238         (515)        (143)
Income before provision for income taxes      39,891       19,911        9,797
Provision for income taxes                    14,760        7,344        3,759
                                            --------     --------     --------
Income before cumulative effect of
  change in accounting principle              25,131       12,567        6,038
Cumulative effect of change in
  accounting principle                          --           --            121
                                            --------     --------     --------

Net income                                  $ 25,131     $ 12,567     $  6,159
                                            ========     ========     ========

Net income per share (cumulative
  effect of change in accounting
  principle did not materially impact
  net income per share)                     $   1.20     $   0.72     $   0.37
                                            ========     ========     ========

Weighted average common and common
  equivalent shares outstanding               20,874       17,565       16,537
                                            ========     ========     ========




                  The accompanying notes are an integral part of these consolidated financial statements.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      COMMON STOCK          SHAREHOLDER                   TOTAL
                                                 -----------------------       NOTES       RETAINED    SHAREHOLDERS'
                                                   SHARES         AMOUNT     RECEIVABLE    EARNINGS       EQUITY


BALANCE, October 31, 1993                        12,542,855     $  1,165     $   (146)     $  5,579     $  6,598

  Issuance of common stock                          101,738          692           --            --          692
  Issuance of common stock pursuant to
     exercise of stock options                    1,500,000            8           --            --            8
  Issuance of common stock in exchange for
     notes receivable                               188,412          155         (155)           --           --
  Net income                                             --           --           --         6,159        6,159
Adjustment to conform year-end of
  pooled company                                         --           --           --           208          208
                                                 ----------     --------     --------      --------     --------
BALANCE, October 31, 1994                        14,333,005        2,020         (301)       11,946       13,665

  Issuance of common stock pursuant to
     exercise of stock options                      270,000            2           --            --            2
  Issuance of common stock pursuant to
     exercise of stock purchase rights in
     exchange for notes receivable                   50,000          200         (200)           --           --
  Net income                                             --           --           --        12,567       12,567
                                                 ----------     --------     --------      --------     --------
BALANCE, October 31, 1995                        14,653,005        2,222         (501)       24,513       26,234

   Issuance of common stock pursuant to
      acquisition of pooled company                 368,000          205           (5)          106          306
   Issuance of common stock pursuant to
      initial public offering                     3,000,000       32,640           --            --       32,640
   Issuance of common stock pursuant to
      exercise of stock options                     813,638          772           --            --          772
   Issuance of common stock                          23,520          240           --            --          240
   Disqualifying dispositions of stock options           --        1,242           --            --        1,242
   Repayment of shareholder note receivable              --           --           54            --            5
   Net income                                            --           --           --        25,131       25,131
                                                 ----------     --------     --------      --------     --------
BALANCE, October 31, 1996                        18,858,163     $ 37,321     $   (452)     $ 49,750     $ 86,619
                                                 ==========     ========     ========      ========     ========




                  The accompanying notes are an integral part of these consolidated financial statements.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31,
                                 (IN THOUSANDS)

                                                                           1996         1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $ 25,131     $ 12,567      $  6,159
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities--
     Adjustment to conform year-end of pooled entity                           --           --           208
     Depreciation and amortization                                          2,182          867           483
     Provision  for doubtful accounts                                         140          324            62
     Reserve for obsolescence                                               2,135        1,359           422
     Loss (gain) on disposition of equipment                                   31           (7)           --
     Change in assets and liabilities--
        Increase in accounts and notes receivable                         (25,230)      (8,912)       (6,918)
        Increase in inventories                                              (137)     (24,107)       (5,704)
        Increase in deferred income taxes, net                               (776)      (1,729)         (409)
        Decrease (increase) in prepaid expenses and other                      77         (522)         (191)
        Increase in other assets                                             (712)         (93)          (83)
        Increase in accounts payable                                       15,518       29,265           184
        Increase (decrease) in income taxes payable                         5,656        1,463          (743)
        Increase in accrued liabilities                                     3,015          478         2,077
                                                                         --------     --------      --------
          Net cash provided by (used in) operating activities              27,030       10,953        (4,453)
                                                                         --------     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale                              (8,494)          --            --
  Purchases of property and equipment                                      (7,652)      (2,297)         (452)
  Proceeds from sales of equipment                                             --          109            --
                                                                         --------     --------      --------
           Net cash used in investing activities                          (16,146)      (2,188)         (452)
                                                                         --------     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments of long term debt                                                 (102)          --            --
  Proceeds from lines of credit                                            16,521       67,064        35,160
  Payments on lines of credit                                             (20,087)     (66,327)      (33,790)
  Payments of capital lease obligations                                    (1,359)      (1,410)         (234)
  Proceeds from notes payable                                                  --          495            --
  Payments on notes payable                                                    --         (595)           --
  Proceeds from sale of common stock                                       33,912            2           700
  Expenses related to issuances of common stock                              (260)          --            --
                                                                         --------     --------      --------
          Net cash provided by (used in) financing activities              28,625         (771)        1,836
                                                                         --------     --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       39,509        7,994        (3,069)
CASH AND CASH EQUIVALENTS, beginning of year                               13,059        5,065         8,134
                                                                         --------     --------      --------
CASH AND CASH EQUIVALENTS, end of year                                   $ 52,568     $ 13,059      $  5,065
                                                                         ========     ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                             $  9,895     $  7,854      $  5,101
                                                                         ========     ========      ========
  Cash paid for interest                                                 $    309     $    453      $    197
                                                                         ========     ========      ========
NON CASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases                   $  1,322     $  3,099      $  1,039
                                                                         ========     ========      ========
  Tax benefits from employee stock transactions                          $  1,242     $     --      $     --
                                                                         ========     ========      ========
  Issuance of common stock pursuant to acquisition of pooled company     $    306     $     --      $     --
                                                                         ========     ========      ========

  Issuance of common stock pursuant to notes receivable                  $     --     $    200      $    155
                                                                         ========     ========      ========







                  The accompanying notes are an integral part of these consolidated financial statements.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND OPERATIONS OF THE COMPANY:

     SMART Modular Technologies, Inc. (the "Company") was incorporated in California in August 1988. The Company designs, manufactures and markets memory modules, embedded processor modules and PC card products primarily to the computer, networking and telecommunications industries. In July 1995, the Company acquired Apex Data, Inc. ("Apex") (See Note 2). Apex designs and markets wireless and wireline PC cards, data/fax modems, I/O and networking products for both computer reseller and OEM customers. In July 1996, the Company acquired RISQ Modular Systems, Inc. ("RISQ") (See Note 2). RISQ designs and manufactures embedded processor modules and products for OEMs in the telecommunications, networking, industrial control and image processing markets.

     On November 17, 1995, the Company completed an initial public offering of 3,000,000 shares of common stock at $12 per share. Total proceeds to the Company (net of underwriting discounts and commissions) were approximately $32.6 million.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.

  BUSINESS COMBINATIONS

     On July 31, 1996, a wholly-owned subsidiary of the Company merged with RISQ Modular Systems, Inc., a California corporation ("RISQ"), which resulted in RISQ becoming a wholly-owned subsidiary of the Company. The Company acquired RISQ by issuing 368,000 shares of SMART common stock in exchange for 100% of the outstanding securities of RISQ. The merger was accounted for as a pooling of interests. Given the immateriality of this acquisition to the Company's consolidated financial position and results of operations, RISQ has been included in the Company's consolidated results of operations as of the beginning of fiscal 1996 (November 1, 1995) and amounts presented for periods prior to fiscal 1996 have not been restated to include RISQ's historical results of operations. RISQ designs and manufactures embedded processor modules and products in both standard and custom configurations for OEMs in the telecommunications, networking, industrial control and image processing markets.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     On July 28, 1995, a wholly-owned subsidiary of the Company merged with Apex which resulted in Apex becoming a wholly-owned subsidiary of the Company. Apex was founded in May 1992. Apex shareholders received one share of the Company's common stock for ten shares of Apex's common stock. This resulted in the issuance of 1,283,005 shares of the Company's common stock. Additionally, outstanding options to acquire Apex common stock were exchanged for options to acquire 80,016 shares of the Company's common stock.

     The merger was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements for all periods presented have been restated to include the financial statements of Apex. Apex's year end was March
31. In accordance with Securities and Exchange Commission rules and regulations, Apex's year end of March 31, 1995 was restated to December 31, 1994 and combined with the consolidated financial statements of the Company for the year ended October 31, 1994.

     The net sales and net loss of Apex for the quarter ended March 31, 1994 of $6,235,000 and $55,000, respectively, and the net sales and net loss of Apex for the two months ended December 31, 1994 of $4,452,000 and $208,000, respectively, have been included twice as a result of the combinations referred to above. Adjustments to account for the duplication of the net losses have been made to retained earnings in fiscal 1994. Net sales and net income of the separate companies for the periods preceding the acquisition were (in thousands):

                                  SMART MODULAR

                                        TECHNOLOGIES, INC.      APEX            COMBINED

         Year ended October 31, 1995
          Net sales                          $247,892         $ 26,700          $274,592
          Net income (loss)                    13,974           (1,407)           12,567
         Year ended October 31, 1994
          Net sales                           140,958           22,891           163,849
          Net income (loss)                     7,161           (1,002)            6,159

     Costs associated with the merger were expensed during the year ended October 31, 1995. The expenses associated with the merger were approximately $180,000.

  STOCK SPLIT

     The Company consummated a stock split in May 1995 whereby each issued and outstanding share of the Company's capital stock was converted into ten shares. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

  CASH EQUIVALENTS

     For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  INVESTMENTS IN DEBT AND EQUITY SECURITIES

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during fiscal 1996, and the effect of its adoption on the Company's consolidated financial statements was not significant.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     In accordance with SFAS No. 115, debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity, if significant.

     As of October 31, 1996, all of the Company's investments are classified as available-for-sale securities as summarized below (in thousands):

                                                           AMORTIZED    AGGREGATE    UNREALIZED    UNREALIZED
                                                             COST       FAIR VALUE     GAINS         LOSSES

AVAILABLE-FOR-SALE SECURITIES:
    Debt securities issued by the states of the United
       States and political subdivisions of the states       $4,594       $4,595       $    3        $   (2)

    Securities issued by private investment companies
       and backed by debts issued by the United States
       and states of U.S. government agencies                 3,900        3,900         --            --
                                                             ------       ------       ------        ------

                                                             $8,494       $8,495       $    3        $   (2)
                                                             ======       ======       ======        ======

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of five years. Assets acquired under capital leases are recorded at the present value of the related lease obligations and depreciated on a straight-line basis over five years. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and any resulting gain or loss on disposition is recognized in income.

     Property, plant and equipment consists of the following as of October 31, (in thousands):

                                                              1996         1995

         Computer and office equipment                      $  1,001     $    426
         Production machinery and equipment                   16,583        6,853
         Vehicles                                                 36           16
         Construction in progress                                  3        1,239
                                                            --------     --------
              Total property and equipment                    17,623        8,534
         Less: accumulated depreciation and amortization      (4,189)      (1,952)
                                                            --------     --------
              Property and equipment, net                   $ 13,434     $  6,582
                                                            ========     ========

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $5,024,000 and $4,520,000 as of October 31, 1996 and 1995, respectively. Accumulated amortization on the leased assets was approximately $1,651,000 and $713,000 as of October 31, 1996 and 1995, respectively.

  FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's subsidiaries is the United States dollar. Accordingly, all translation gains and losses resulting from transactions denominated in currencies other than United States dollars are included in net income. To date the resulting gains and losses have not been material.

  REVENUE RECOGNITION

     Revenue is recognized upon shipment to the customer. The Company provides for estimated future returns for inventory rebalancing, stock rotation, established price protection arrangements and the estimated costs of warranty at the time of sale.

  NET INCOME PER SHARE

     Net income per share has been computed using the weighted average number of shares of common stock, common equivalent shares from convertible preferred stock using the if converted method at date of issuance and common equivalent shares from stock options outstanding using the treasury stock method. Pursuant to certain Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented (even if antidilutive using the treasury stock method and assuming an initial public offering price of $15.00 per share).

  PREFERRED STOCK CONVERSION

     Upon the consummation of the Company's initial public offering of common stock (November 17, 1995), all of the preferred stock outstanding as of that date was converted into an aggregate of 3,200,000 shares of common stock and the Company's authorized preferred stock was reduced from 40,000,000 shares to 15,000,000 shares. Accordingly, all share and per share amounts presented in the accompanying consolidated financial statements have been retroactively restated to reflect this conversion and the change in authorized preferred stock.

  RISKS AND UNCERTAINTIES

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. As of October 31, 1996, approximately 70% of accounts receivable were concentrated with six customers. As of October 31, 1995, approximately 50% of accounts receivable were concentrated with five customers. The Company generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies.

     The Company is dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in the Company's products. Although there are a limited number of manufacturers of such key components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of net sales, which would affect operating results adversely.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

  INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following as of October 31, (in thousands):

                                           1996          1995

         Raw materials                   $21,553       $22,000
         Work-in-process                   9,267         7,792
         Finished goods                    8,181        11,090
                                         -------       -------
                   Total                 $39,001       $40,882
                                         =======       =======


  EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 on November 1, 1996 and accordingly, its provisions did not have a material effect on the Company's consolidated results of operations in the year of adoption.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted the disclosure provisions of SFAS No. 123 on November 1, 1996 and accordingly, its provisions will not have an impact on the Company's consolidated results of operations since the intrinsic value-based method prescribed by APB Opinion No. 25, and also allowed by SFAS No. 123, will continue to be used.

3.  LINES OF CREDIT:

     During fiscal 1996, the Company extended a revolving bank line of credit agreement which expires in February 1997. Borrowings under this agreement bear interest at the prime rate and are limited to $7,500,000. There were no borrowings outstanding under this agreement as of October 31, 1996 or 1995.

     The Company has a second revolving line of credit agreement with another bank. The agreement was extended during fiscal 1996 and expires in February 1997. Borrowings under this agreement bear interest at 2.6% above the rate for 30-day commercial paper and are limited to $12,500,000. As of October 31, 1995, the outstanding balance was approximately $3,600,000. No borrowings were outstanding under this agreement as of October 31, 1996.

     The Company expects to renew both line of credit agreements upon expiration (February 1997). Both agreements require that the Company maintain specified levels of tangible net worth and comply with certain other covenants and are secured by substantially all of the Company's assets. The banks have an intercreditor agreement whereby they agree to allocate the collateral pro-rata among the two banks based upon the outstanding amounts.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

4.  CAPITAL LEASE OBLIGATIONS:

     Minimum future lease payments under capital leases as of October 31, 1996 are summarized as follows (in thousands):

                   YEARS ENDING OCTOBER 31,
                   1997                                         $ 1,703
                   1998                                           1,022
                   1999                                             181
                                                                -------
                        Total minimum lease payments              2,906
                   Less: Amount representing interest (8%
                        to 12%)                                    (214)
                                                                -------
                   Present value of lease payments                2,692
                   Less: Current Portion                         (1,451)
                                                                -------
                   Long-term portion                            $ 1,241
                                                                =======

5.  COMMITMENTS:

     The Company leases its current facilities and certain equipment under noncancelable operating leases that expire at various dates through fiscal 2006. Under the terms of the facilities leases, the Company is responsible for utilities, maintenance, insurance and property taxes. As of October 31, 1996, the future minimum lease payments are as follows (in thousands):

                   YEARS ENDING OCTOBER 31,
                   1997                                         $   691
                   1998                                             697
                   1999                                             863
                   2000                                             846
                   2001                                             856
                   Thereafter                                     2,007
                                                                -------
                                                                $ 4,662
                                                                =======

     Rental expense was approximately $1,025,000, $539,000 and $441,000 for the years ended October 31, 1996, 1995 and 1994, respectively.

6.  PROFIT SHARING AND 401(K) PLANS:

     The Company has a profit sharing plan (the "Plan") which generally covers all employees of the Company who are over 21 years of age and have worked for the Company for at least one year. Annual contributions to the Plan are discretionary, as determined by the Board of Directors. Contributions vest at a rate of 20% per year beginning with an individual's third year with the Company. There were no contributions to the Plan for the fiscal year ended October 31, 1996. Contributions to the Plan for the fiscal years ended October 31, 1995 and 1994 amounted to approximately $100,000 and $50,000, respectively.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     Effective November 1, 1993, the Company established a 401(k) Plan. The 401(k) Plan covers all employees of the Company who are over 21 years of age and have worked for the Company for at least 90 days. Annual Company contributions are discretionary, as determined by the Board of Directors and are based on the Company's annual performance. Contributions vest at a rate of 20% per year beginning with an individual's second year with the Company. Employer contributions to the 401(k) Plan for the years ended October 31, 1996, 1995 and 1994 were approximately $50,000, $25,000 and $60,000, respectively.

7.  SHAREHOLDERS' EQUITY

  PREFERRED STOCK

     The Board of Directors has the authority to issue up to 15,000,000 shares of preferred stock in one or more series and to fix the number of shares of any series and to determine or alter the rights, preferences, privileges, restrictions and designation granted to or imposed upon any wholly unissued series of preferred stock, without any further vote or action by the shareholders.

STOCK PLANS

  1989 Incentive Stock Plan

     Under the Company's 1989 Incentive Stock Plan (the "1989 Stock Plan"), the Board of Directors may grant incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, directors and consultants. Stock purchase rights are rights, other than stock options, to purchase common stock pursuant to the 1989 Stock Plan. The exercise price for an incentive stock option cannot be less than the fair market value, as determined by the Board of Directors, on the date of grant. The exercise price per share of nonstatutory stock options granted under the 1989 Stock Plan cannot be less than 85% of the fair market value on the date of grant. As of October 31, 1996, a total of 6,770,000 shares of common stock have been authorized by the Company's Board of Directors and shareholders for grant under the 1989 Stock Plan.

     Under the 1989 Stock Plan, in the event of the termination of a purchaser's continuous status as an employee or consultant, the Company has the right to repurchase, at the original purchase price, any unvested stock granted under a stock purchase right.

     The 1989 Stock Plan grants the Board of Directors the discretion to determine when the stock purchase rights and options granted thereunder shall become exercisable. The majority of the options vest at the rate of 1/36th per month. In addition, under the 1989 Stock Plan, all unvested stock options are exercisable at any time in whole or in part provided that the optionee executes a purchase agreement that grants the Company repurchase rights similar to those described above. In October 1995, the Board of Directors suspended the issuance of further grants under the 1989 Stock Plan.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

Stock option and purchase right activity under the 1989 Stock Plan is as follows:

                                                                       STOCK OPTIONS AND PURCHASE
                                                                           RIGHTS OUTSTANDING
                                                      SHARES         -----------------------------
                                                    AVAILABLE           NUMBER            PRICE
                                                    FOR GRANT         OF SHARES         PER SHARE

                   BALANCE, October 31, 1993        1,262,274         3,737,726        $.005-$3.75
                     Granted                         (167,290)          167,290        $.045-$3.75
                     Exercised / Canceled                --          (1,500,000)             $.005
                                                   ----------        ----------        -----------
                   BALANCE, October 31, 1994        1,094,984         2,405,016        $.008-$3.75
                     Authorized                     1,770,000              --                  --
                     Granted                       (1,522,190)        1,522,190        $3.00-$8.00
                     Exercised / Canceled               4,883          (325,566)       $.008-$4.00
                                                   ----------        ----------        -----------
                   BALANCE, October 31, 1995        1,347,677         3,601,640        $.015-$8.00
                     Exercised / Canceled              32,647          (846,285)       $.015-$7.00
                                                   ----------        ----------        -----------
                   BALANCE, October 31, 1996        1,380,324         2,755,355        $0.02-$8.00
                                                   ==========        ==========        ===========

     As of October 31, 1996, 2,045,693 of the outstanding options and purchase rights were vested.

  1995 Stock Plan

     On October 3, 1995, the Company's Board of Directors adopted and its shareholders approved the Company's 1995 Stock Plan (the "1995 Stock Plan") to be effective as of the date of the Company's initial public offering (November 17, 1995). The 1995 Stock Plan provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights ("SPRs"). Unless terminated sooner, the 1995 Stock Plan will terminate automatically in October 2005. A total of 3,000,000 shares of common stock is reserved for issuance under the 1995 Stock Plan.

     The exercise price of all nonstatutory stock options and SPRs granted under the 1995 Stock Plan will be determined by the 1995 Stock Plan administrator. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company's outstanding capital stock (a "10% Shareholder"), the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the date of grant. The exercise price of incentive stock options for all other employees will be no less than 100% of the fair market value per share on the date of grant. The maximum term of an option granted under the 1995 Stock Option Plan will not exceed ten years from the date of grant (five years in the case of an incentive stock option granted to a 10% Shareholder).

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     Stock option activity under the 1995 Stock Plan is as follows:

                                                                    STOCK OPTIONS
                                                                     OUTSTANDING
                                           SHARES          --------------------------------
                                         AVAILABLE            NUMBER              PRICE
                                         FOR GRANT          OF SHARES           PER SHARE

         BALANCE, October 31, 1995             --                --                    --
           Authorized                     3,000,000              --                    --
           Granted                         (642,600)          642,600        $10.25-$15.375
           Exercised / Canceled              26,022           (26,022)               $15.25
                                         ----------        ----------        --------------
         BALANCE, October 31, 1996        2,383,422           616,578        $10.25-$15.375
                                         ==========        ==========        ==============

     As of October 31, 1996, 66,306 of the outstanding options were vested.

  1995 Director Option Plan

     Non-employee directors are entitled to participate in the 1995 Director Option Plan (the "Director Plan"). The Director Plan has a term of ten years, unless terminated sooner by the Board of Directors. A total of 100,000 shares of common stock is reserved for issuance under the Director Plan.

     The Director Plan provides that each non-employee director who first becomes a non-employee director on or after the date of the Company's initial public offering (November 17, 1995) will be automatically granted an option to purchase 12,000 shares of common stock (the "First Option") on the date on which the person first becomes a non-employee director, unless immediately prior to becoming a non-employee director, such person was a director of the Company. Beginning November 1, 1996, each non-employee director will be automatically granted an option to purchase 3,600 shares (a "Subsequent Option") on November 1 of each year provided they are then a non-employee director and, provided further, that on such date he or she has served on the Board of Directors for at least the preceding six months. Each First Option and each Subsequent Option shall have a term of ten years and the shares subject to the option shall vest as to 1/36th of the shares at the end of each month after the date of grant, provided that the optionee continues to serve as a director on such dates. The exercise prices of the First Option and each Subsequent Option shall be 100% of the fair market value per share of the common stock on the date of grant of the option. As of October 31, 1996, no options were outstanding under the Director Plan.

  Employee Stock Purchase Plan

     On October 3, 1995, the Company's Board of Directors adopted and its shareholders approved the Employee Stock Purchase Plan (the "Purchase Plan") to be effective as of the date of the Company's initial public offering (November 17, 1995). A total of 500,000 shares of common stock is reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees of the Company to purchase common stock through payroll deductions of up to 15% of their compensation (excluding payments for overtime, shift premium, incentive compensation, incentive payments, bonuses and other compensation), up to a maximum of $21,250 for all purchase periods ending within any calendar year.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     The price of common stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock on the first or last day of each six month purchase period. Employees may end their participation in the Purchase Plan at any time during an offering period, upon which time, any payroll deductions not used to purchase Company stock will be refunded. Participation ends automatically upon termination of employment with the Company.

     Employees are eligible to participate if they are customarily employed by the Company or any designated subsidiary for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan will terminate in October 2005. For the year ended October 31, 1996, a total of 23,520 shares of the Company's common stock was issued under the Purchase Plan at $10.20 per share. At October 31, 1996, 476,480 shares remain available for sale under the Purchase Plan.


8.  INCOME TAXES:

     Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

     The cumulative effect of adopting SFAS No. 109 resulted in an increase in net income of approximately $121,000 and has been shown separately in the Consolidated Statement of Income for the year ended October 31, 1994. The provision for income taxes consisted of the following components as of October 31, (in thousands):

                                                           1996            1995            1994
         Current
           Federal                                        $ 14,178        $  7,251        $  3,144
           State                                             3,598           1,882             910
                                                          --------        --------        --------
                   Total current                            17,776           9,133           4,054
                                                          --------        --------        --------
         Deferred (prepaid):
           Federal                                          (2,526)         (1,368)           (300)
           State                                              (490)           (421)              5
                                                          --------        --------        --------
                   Total deferred (prepaid), net            (3,016)         (1,789)           (295)
                                                          --------        --------        --------
                   Total provision for income taxes       $ 14,760        $  7,344        $  3,759
                                                          ========        ========        ========

     The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rates as follows as of October 31, (in thousands):

                                                              1996            1995            1994

         Provision computed at Federal statutory rate       $ 13,962        $  6,971        $  3,331
         Foreign taxes, net of Federal benefit                 1,596            --              --
         State income taxes, net of Federal benefit            2,513           1,203             604
         Tax credits                                          (3,391)           (646)           (350)
         Tax exempt interest income                             (798)           --              --
         FSC benefit                                            (598)           --              --
         Other                                                 1,476            (184)            174
                                                            --------        --------        --------
               Total provision for income taxes             $ 14,760        $  7,344        $  3,759
                                                            ========        ========        ========

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     The major components of the deferred tax asset and liability are as follows as of October 31, (in thousands):

                                                         1996           1995

         Inventory reserves                             $ 1,565        $   404
         Bad debt reserves                                  239            137
         Accrued vacation                                   404            238
         Warranty reserves                                  308           --
         State taxes                                        653            659
         Net operating loss carryforward                    679            949
         Research and development credit
         carryforward                                      --              119
         Other temporary differences                       --              121
                                                        -------        -------
              Total deferred tax assets                 $ 3,848        $ 2,627
                                                        =======        =======

         Deferred tax liabilities -- depreciation       ($  831)       ($  390)
                                                        -------        -------
              Total deferred tax liabilities            ($  831)       ($  390)
                                                        =======        =======

     Net operating loss and tax credit carryforwards, all of which resulted from the merger with Apex, expire at various dates through 2010. In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% within a three year period results in an annual limitation of the Company's ability to utilize its net operating loss carryforwards from tax periods prior to the ownership change. Accordingly, utilization of net operating loss carryforwards of approximately $1,770,000 for Federal income tax purposes and $996,000 for state income tax purposes are subject to this annual limitation.

     Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

9.  RELATED PARTY TRANSACTIONS:

  RESEARCH AND DEVELOPMENT FUNDING

     In July 1994, the Company paid $30,000 for a warrant to purchase 2,000,000 shares of Series A preferred stock of a company in which certain shareholders of the Company and members of its Board of Directors had concurrently purchased a combined 42.8% interest in the affiliate's common stock. The Company has the right to exercise the warrant up to 48 months after the date of issuance at $0.05 per warrant share. The Company also entered into a license and supply agreement with the affiliate, whereby the affiliate agreed to supply the Company with 100% of the Company's requirements for certain of the affiliate's product, and the Company agreed to purchase 100% of such requirements from the affiliate. In addition, the affiliate granted to the Company certain license and trademark rights, with respect to the use and modification of the affiliate's product. In exchange, the Company agreed to provide research and development funding to the affiliate in an aggregate amount of $750,000. As of October 31, 1995, such payments have been fully paid. The license portion of the agreement has no expiration date. All other provisions of the agreement shall continue in effect for a period of 15 years.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     In January 1996, the Company and the affiliate entered into an agreement whereby the Company paid an additional $80,000 for a warrant to purchase 2,000,000 shares of Series B preferred stock of the affiliate. The Company has the right to exercise the warrant for a period of up to 48 months after the date of issuance at $0.15 per warrant share. The Company and the affiliate also entered into a license and supply agreement similar to that described above. The funding requirement for this new agreement totals $500,000 with $100,000 due at inception, and an additional $100,000 due every six weeks, provided certain milestones are met, until paid in full. As of October 31, 1996, the Company had paid the affiliate $380,000 in funding. The license portion of the agreement has no expiration date. All other provisions of the agreement will continue in effect for a period of 15 years. Concurrently, with the Company's purchase of the warrant, certain shareholders of the Company and members of its Board of Directors purchased additional common stock of the affiliate, which increased their interest to 50.0% of the affiliate.

     In April 1996, certain shareholders of the Company and members of its Board of Directors purchased additional common stock of the affiliate from other shareholders of the affiliate. Currently, certain shareholders of the Company and members of its Board of Directors have a 50.4% interest in the affiliate.

     As of October 31, 1996, the affiliate owed the Company approximately $10,000 on a note bearing interest at 10% per annum and payable in full by July 1997 and approximately $25,000 on a second note bearing interest at 10% per annum and payable in full by April 1998.

  NOTE RECEIVABLE FROM SHAREHOLDER

     On November 15, 1993, one of the Company's officers borrowed $146,250 from the Company. The debt arose from the issuance and sale of shares of the common stock of Apex to the officer prior to the Apex merger. The loan, which is unsecured, bears interest at a rate of 6.5% per annum, and is payable in annual interest-only installments through November 15, 1998, when the principal balance is due in full. As of October 31, 1996, the officer owed the Company approximately $177,000 under this loan.

  STOCK PURCHASE RIGHT

     On June 30, 1995, pursuant to a stock purchase right granted under the 1989 Stock Plan, the Company sold 50,000 shares of common stock to a director for $200,000. In consideration, the director executed a full recourse promissory note secured by the 50,000 shares of common stock for a like amount. The note bears interest at 6.27% compounded semi-annually and is due in full on June 30, 1998. As of October 31, 1996, approximately $217,000 was outstanding under the note. Portions of this stock is subject to repurchase by the Company, at the original purchase price per share, upon the director's cessation of service prior to vesting of such shares. The shares vest as to 1/36th of the shares at the end of each month after the date of purchase, provided that the director continues to serve as a director on such dates.

  STOCK OPTION GRANT

     On August 31, 1995, pursuant to the 1989 Stock Plan, the Company granted a nonstatutory stock option exercisable for 30,000 shares of common stock to one of the Company's directors. The stock option exercise price is $7.00 per share and vests at the rate of 1/36th of the shares on the first day of each calendar month.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

10. EXPORT SALES AND SIGNIFICANT CUSTOMERS

     The Company operates in a single industry segment. The Company markets its products in the United States (which includes Puerto Rico) and in foreign countries through its sales personnel, independent sales representatives and distributors. The Company's geographic sales as a percent of net sales are as follows for the years ended October 31,:

                                       1996       1995       1994

         United States                  92%        86%        86%
         International                   8         14         14
                                       ---        ---        ---
              Total                    100%       100%       100%
                                       ===        ===        ===

     A relatively small number of customers have accounted for a significant percentage of the Company's net sales. Sales to major customers as a percentage of net sales are as follows for the years ended October 31,:

                                        1996      1995      1994

         Customer A                      19%       18%        *
         Customer B                      15%       10%       21%
         Customer C                      12%       15%       20%
         Customer D                       *         *        10%


* Less than 10%

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SMART Modular Technologies, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated November 27, 1996. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                             /s/ ARTHUR ANDERSEN LLP

                                             ARTHUR ANDERSEN LLP


San Jose, California
November 27, 1996

                                   SCHEDULE II

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                 BALANCE AT    CHARGED TO                 BALANCE
                                                  BEGINNING     COSTS AND                  AT END
                DESCRIPTION                        OF YEAR      EXPENSES   DEDUCTIONS     OF YEAR

         Year ended October 31, 1994
            Allowance for doubtful accounts         $  57         $  62       $  --        $ 119
            Allowance for future returns            $ 318         $  --       $(250)       $  68
         Year ended October 31, 1995
            Allowance for doubtful accounts         $ 119         $ 343       $ (19)       $ 443
            Allowance for future returns            $  68         $  --       $  --        $  68
         Year ended October 31, 1996
            Allowance for doubtful accounts         $ 443         $ 349       $(209)       $ 583
            Allowance for future returns            $  68         $  75       $  --        $ 143

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                    SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA


QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                YEAR ENDED OCTOBER 31, 1996
                                     FIRST        SECOND        THIRD        FOURTH
                                    QUARTER       QUARTER      QUARTER       QUARTER

         Net Sales                  $90,317      $104,116      $101,048      $106,293
         Gross Profit                16,538        17,889        18,320        19,383
         Net Income                   5,445         5,958         6,621         7,107
         Net Income Per Share       $  0.27      $   0.28      $   0.31      $   0.34



                                                YEAR ENDED OCTOBER 31, 1995
                                     FIRST        SECOND        THIRD        FOURTH
                                    QUARTER       QUARTER      QUARTER       QUARTER

         Net Sales                  $60,508       $62,980       $70,570       $80,534
         Gross Profit                10,208        10,308        13,354        15,791
         Net Income                   2,287         1,426         3,952         4,902
         Net Income Per Share       $  0.13       $  0.08       $  0.22       $  0.28

                        SMART MODULAR TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                   EXHIBITS

      2.1(1)    Agreements and Plan of Reorganization among the Registrant, Apex
                Data, Inc. and SMART Acquisition Inc. dated April 24, 1995
      3.1(1)    Registrant's Amended and Restated Articles of Incorporation
      3.2(1)    Registrant's Amended Bylaws.
      4.1(1)    Registration Rights Agreement dated July 26, 1995.
      4.2(1)    Registrant's specimen stock certificate.
      4.3(3)    Termination to the Registration Rights Agreement dated July 26,
                1995.
     10.1(1)    1989 Incentive Stock Plan, as amended, and forms of agreements attached thereto.
     10.2(1)    1995 Employee Stock Purchase Plan, and forms of agreements attached thereto.
     10.3(1)    1995 Director Option Plan, and forms of agreements attached thereto.
     10.4(1)    1995 Stock Plan, and forms of agreements attached thereto.
     10.5(1)    Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees.
     10.6(1)    Standard Triple Net Industrial Lease between the Registrant and
                Pactel Properties dated November 18, 1991.
     10.7(1)    First Amendment to Lease between the Registrant and Pactel
                Properties dated July 19, 1993.
     10.8(1)    Second Amendment to Lease between the Registrant and Riggs
                National Bank of Washington, D.C. as Trustee of the
                Multi-Employer Property Trust Northport Business Park, a
                National Banking Association dated May 31, 1994.
     10.9(1)    Third Amendment to Lease between the Registrant and Riggs
                National Bank of Washington, D.C. as Trustee of the
                Multi-Employer Property Trust Northport Business Park, a
                National Banking Association dated November 1994.
     10.10(1)   Standard Triple Net Industrial Lease between the Registrant and
                Riggs National Bank of Washington, D.C., as Trustee of the
                Multi-Employer Property Trust, dated June 18, 1995.
     10.11(1)   Lease Contract between the Registrant and The Puerto Rico
                Industrial Development Company dated April 24, 1995.
     10.12(1)   Note, Loan and Security Agreement between the Registrant and
                Merrill Lynch Business Financial Services Inc. dated May 19,
                1993.
     10.13(1)   Letter Agreement between the Registrant and Merrill Lynch
                Business Financial Services Inc. dated December 28, 1994.
     10.14(1)   Letter Agreement between the Registrant and Merrill Lynch
                Business Financial Services Inc. dated June 27, 1995.
     10.15(1)   Intercreditor Agreement among the Registrant, Merrill Lynch
                Business Financial Services Inc. and Imperial Bank dated June
                27, 1995.
     10.16(1)   Security and Loan Agreement between the Registrant and Imperial
                Bank dated July 19, 1995.
    *10.17(1)   License and Supply Agreement between the Registrant and Krypton
                Isolation, Inc. dated July 22, 1994.
     10.18(1)   Warrant Purchase Agreement between the Registrant and Krypton
                Isolation, Inc. dated July 27, 1994.
     10.19(1)   Holders' Agreement dated July 27, 1994 by and among Krypton
                Isolation, Inc. and certain individuals and entities identified on Exhibit A attached thereto.
     10.20(1)   Common Stock Purchase Agreement dated July 27, 1994 by and among
                Krypton Isolation, Inc. and the individuals identified on
                Exhibit A attached thereto.
     10.21(1)   First Amendment to the Krypton Isolation, Inc. Warrant to
                Purchase 2,000,000 Shares of Series A Preferred Stock between the Registrant and Krypton Isolation, Inc. dated October 24,
                1995.
     10.22(1)   Letter of Intent dated as of October 24, 1995 by and among
                Krypton Isolation, Inc., the Registrant and certain individuals identified on the signature pages thereto.
   **10.23(2)   License and Supply Agreement between the Registrant and Krypton
                Isolation, Inc. dated January 29, 1996.
     10.24(2)   Warrant Purchase Agreement between the Registrant and Krypton
                Isolation, Inc. dated January 29, 1996.
     10.25(2)   First Amended and Restated Holders' Agreement dated January 29,
                1996 by and among Krypton Isolation, Inc. and certain
                individuals and entities identified on Exhibit A attached
                thereto.
     10.26(2)   Common Stock Agreement dated January 29, 1996 by and among
                Krypton Isolation, Inc. and the entities identified on Exhibit A attached thereto.
     10.27(2)   First Amendment to the License and Supply Agreement between the
                Registrant and Krypton Isolation, Inc. dated January 29, 1996.
     10.28(3)   1989 Incentive Stock Plan, as amended, dated March 25, 1996.
     16.1(1)    Letter Regarding Change in Certifying Accountant.
     16.2(1)    Letter Regarding Change in Certifying Accountant.
     16.3(1)    Letter Regarding Change in Certifying Accountant.
     16.4(1)    Letter Regarding Change in Certifying Accountant.
     21.1       Subsidiaries of the Registrant.
     23.1       Consent of Independent Certified Public Accountants.
     23.2       Consent of Independent Certified Public Accountants.
     24.1       Power of Attorney (included on page 34).
     27.1       Financial Data Schedule for the Fiscal Year Ended
                October 31, 1996.

---------------

(1) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-97748) filed October 4, 1995, Amendment No. 1 thereto filed October 24, 1995, Amendment No. 2 thereto filed November 6, 1995, Amendment No. 3 thereto filed November 14, 1995 and

     Amendment No. 4 thereto filed November 16, 1995, which Registration Statement became effective November 16, 1995.

(2) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q filed March 16, 1996.

(3) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q filed June 14, 1996.

 * Pursuant to Rule 406(b) under the Securities Act of 1933, confidential treatment has been granted to certain portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

 ** Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to certain portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.