Form 10-Q
period 1997-01-31
SMART MODULAR TECHNOLOGIES INC
filed 1997-03-17
CIK 1001840

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997,
                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                         --------------------------- TO
                          ---------------------------.

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

                              4305 CUSHING PARKWAY
                           FREMONT, CALIFORNIA 94538
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA                 (510) 623-1231
                      CODE:

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES [X]       NO [ ]

     AT MARCH 10, 1997, THERE WERE 19,146,852 SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING.

================================================================================

                        SMART MODULAR TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements Consolidated Condensed Balance Sheets -- As of
             January 31, 1997 and October 31, 1996...................................      3
           Consolidated Condensed Statements of Income -- For the Three Months Ended
             January 31, 1997 and 1996...............................................      4
           Consolidated Condensed Statements of Cash Flows -- For the Three Months
             Ended January 31, 1997 and 1996.........................................      5
           Notes to Consolidated Condensed Financial Statements......................      6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................      8

PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings.........................................................     18
Item 2.    Changes in Securities.....................................................     18
Item 3.    Defaults upon Senior Securities...........................................     18
Item 4.    Submission of Matters to a Vote of Security Holders.......................     18
Item 5.    Other Information.........................................................     18
Item 6.    Exhibits and Reports on Form 8-K..........................................     18
Signatures...........................................................................     19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                        JANUARY 31,     OCTOBER 31,
                                                                           1997            1996
                                                                        -----------     -----------
                                                                        (UNAUDITED)
Current Assets:
  Cash and cash equivalents...........................................   $  54,366       $  52,568
  Short term investments..............................................       9,353           8,494
  Accounts receivable, net............................................      56,604          52,806
  Inventories.........................................................      36,678          39,001
  Prepaid expenses and other..........................................       5,696           4,949
                                                                          --------        --------
          Total current assets........................................     162,697         157,818
Property and Equipment, net...........................................      17,169          13,434
Other.................................................................         734             933
                                                                          --------        --------
          Total assets................................................   $ 180,600       $ 172,185
                                                                          --------        --------

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable....................................................   $  62,307       $  66,206
  Accrued compensation and commissions................................       4,634           3,441
  Accrued bonuses.....................................................       2,509           4,212
  Other accrued expenses..............................................       4,515           3,445
  Income taxes payable................................................       8,528           6,190
                                                                          --------        --------
          Total current liabilities...................................      82,493          83,494
Long-term Liabilities:
  Capital lease obligations, net of current portion...................         919           1,241
  Deferred income taxes and other.....................................         865             831
                                                                          --------        --------
          Total liabilities...........................................      84,277          85,566
                                                                          --------        --------
Shareholders' Equity:
  Common stock, no par value --
  Authorized -- 100,000,000 shares
  Outstanding -- 19,046,600 and 18,855,163 shares, respectively.......      37,863          36,869
  Retained earnings...................................................      58,460          49,750
                                                                          --------        --------
          Total shareholders' equity..................................      96,323          86,619
                                                                          --------        --------
          Total liabilities and shareholders' equity..................   $ 180,600       $ 172,185
                                                                          ========        ========

See the accompanying notes to these consolidated condensed financial statements

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                            1997        1996
                                                                          --------     -------
Net sales...............................................................  $131,612     $90,317
Cost of sales...........................................................   108,981      73,779
                                                                          --------     -------
Gross profit............................................................    22,631      16,538
                                                                          --------     -------
Operating expenses:
  Research and development..............................................     1,829       1,414
  Sales and marketing...................................................     3,192       3,311
  General and administrative............................................     4,934       3,518
                                                                          --------     -------
          Total operating expenses......................................     9,955       8,243
                                                                          --------     -------
Income from operations..................................................    12,676       8,295
Other income, net.......................................................       529         429
                                                                          --------     -------
Income before provision for income taxes................................    13,205       8,724
Provision for income taxes..............................................     4,495       3,279
                                                                          --------     -------
Net income..............................................................  $  8,710     $ 5,445
                                                                          ========     =======
Net income per share....................................................  $   0.41     $  0.27
                                                                          ========     =======
Weighted average common and common equivalent shares outstanding........    21,462      20,313
                                                                          ========     =======

See the accompanying notes to these consolidated condensed financial statements

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            1997        1996
                                                                           -------     -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:.....................  $ 6,841     $(4,716)
                                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale............................     (859)         --
  Purchases of property and equipment....................................   (4,689)       (419)
  Proceeds from sale of property and equipment...........................       22          --
                                                                           -------     -------
          Net cash used in investing activities..........................   (5,526)       (419)
                                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lines of credit..........................................       --      16,069
  Payments on lines of credit............................................       --     (19,667)
  Payments of capital lease obligations..................................     (417)       (300)
  Proceeds from sale of common stock.....................................      900      32,930
                                                                           -------     -------
          Net cash provided by financing activities......................      483      29,032
                                                                           -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS................................    1,798      23,897
CASH AND CASH EQUIVALENTS, beginning of period...........................   52,568      13,059
                                                                           -------     -------
CASH AND CASH EQUIVALENTS, end of period.................................  $54,366     $36,956
                                                                           =======     =======

See the accompanying notes to these consolidated condensed financial statements

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The Interim Consolidated Condensed Financial Statements of SMART Modular Technologies, Inc., a California corporation, and Subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These Interim Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal 1996 Form 10-K as filed with the Securities and Exchange Commission on January 28, 1997.

     The Interim Consolidated Condensed Financial Statements for the first quarter of fiscal 1997 reflect, in the opinion of management, all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such period. The Interim Consolidated Condensed Financial Statements for fiscal 1996 are provided for information purposes only. The results of operations for the three month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 31, 1997, or any other future periods.

  Revenue Recognition

     Revenue is recognized upon shipment to the customer. The Company provides for estimated future returns for inventory rebalancing, stock rotation, established price protection arrangements and the estimated costs of warranty at the time of sale.

  Net Income per Share

     Net income per share has been computed using the weighted average number of shares of common stock, common equivalent shares from convertible preferred stock using the if converted method at date of issuance and common equivalent shares from stock options outstanding using the treasury stock method. Pursuant to certain Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented through the quarter in which the Company's initial public offering was completed.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                                                JANUARY 31,     OCTOBER 31,
                                                                   1997            1996
                                                                -----------     -----------
                                                                (UNAUDITED)
        Raw materials.........................................    $19,287         $21,553
        Work-in-process.......................................      5,089           9,267
        Finished goods........................................     12,302           8,181
                                                                  -------         -------
                  Total.......................................    $36,678         $39,001
                                                                  =======         =======

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

 2. LINES OF CREDIT:

     In March 1997, the Company signed a letter of intent to enter into a $20 million unsecured revolving bank line of credit agreement which expires in March 1998. Borrowings under this agreement bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants.

     At January 31, 1997 and October 31, 1996 , the Company had two revolving line of credit agreements with terms expiring in February 1997. Borrowings under these agreements were limited to $7.5 million and $12.5 million, respectively and had respective interest rates at prime and at 2.6% above the rate for 30-day commercial paper. Both agreements were secured by substantially all of the Company's assets and required that the Company maintain specified levels of tangible net worth and comply with certain other covenants. No borrowings were outstanding under these agreements as of January 31, 1997 or October 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

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

     In July 1996, the Company expanded its specialized technical capabilities with the acquisition of RISQ Modular Systems, Inc., a California corporation ("RISQ"). The Company acquired RISQ in a stock for stock acquisition. The acquisition of RISQ has been accounted for as a pooling of interests. Given the immateriality of this acquisition to the Company's consolidated financial position and results of operations, RISQ has been included in the Company's consolidated results of operations as of the beginning of fiscal 1996 (November 1, 1995). RISQ designs and manufactures embedded processor modules and products in both standard and custom form factors for OEMs in the telecommunications, networking, industrial control and image processing markets.

     In September 1996, the Company expanded its manufacturing capacity by opening a 25,000 square foot manufacturing facility in East Kilbride, Scotland. This is the Company's first manufacturing facility outside of the United States and Puerto Rico.

     Over the last eight quarters, the Company's gross margin has ranged from 16.4% to 19.6%. One of the primary factors affecting gross margin has been the proportion of the Company's memory products manufactured on either a turnkey or consignment basis. Products manufactured on a turnkey basis are designed and manufactured by the Company with purchased memory devices. Products manufactured on a consignment basis are generally designed and manufactured by the Company with memory devices which are owned and supplied by the customer. While products manufactured on a turnkey basis typically have lower gross margins than products manufactured on a consignment basis, products manufactured on a turnkey basis generally contribute greater net sales and higher gross profit per unit than products manufactured on a consignment basis.

     The other primary factor affecting the Company's gross margin has been the mix between sales of specialty memory, standard memory, embedded processor modules and PC card communication products. A majority of the Company's net sales are currently derived from the sales of its specialty memory products, which typically have higher gross margin than the Company's standard memory products. The Company's embedded processor module products currently generate the Company's highest gross margin, followed by the Company's PC card communication products. However, both product lines currently contribute the smallest portion of the Company's net sales.

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

     The seventh paragraph of this Overview section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors including without limitation those set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results." In particular, note the factors entitled "Significant Customer Concentration," "Intense Competition," "Fluctuations in Operating Results," "Dependence on Sole or Limited Sources of Supply" and "Requirement for Response to Rapid Technological Change." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

     The Company earned net income of $8.7 million on revenues of $131.6 million for the first quarter of fiscal 1997, compared with net income of $5.4 million on revenues of $90.3 million for the same period in fiscal 1996.

RESULTS OF OPERATIONS:

     The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales (unaudited):

                                                                        THREE MONTHS
                                                                            ENDED
                                                                         JANUARY 31,
                                                                       ---------------
                                                                       1997      1996
                                                                       -----     -----
        Net sales....................................................  100.0%    100.0%
        Cost of sales................................................   82.8      81.7
                                                                       -----     -----
        Gross profit.................................................   17.2      18.3
        Operating expenses:
          Research and development...................................    1.4       1.6
          Sales and marketing........................................    2.4       3.7
          General and administrative.................................    3.8       3.9
                                                                       -----     -----
                  Total operating expenses...........................    7.6       9.2
                                                                       -----     -----
        Income from operations.......................................    9.6       9.1
        Other income, net............................................    0.4       0.5
                                                                       -----     -----
        Income before provision for income taxes.....................   10.0       9.6
        Provision for income taxes...................................    3.4       3.6
                                                                       -----     -----
        Net income...................................................    6.6%      6.0%
                                                                       =====     =====

  Net Sales

     Net sales consist of sales of specialty memory modules and PC cards, standard memory modules, embedded processor modules and PC card communication products, less returns and discounts. Net sales for the first quarter of fiscal 1997 increased 45.7% to $131.6 million from $90.3 million for the same period of fiscal 1996. The increase was primarily due to an increase in sales of standard memory products to both new and existing customers. The Company's sales of specialty memory products to new and existing customers also increased during the first quarter of fiscal 1997 over the comparable period of fiscal 1996. These increases were partially offset by a reduction in sales of the Company's PC card communication products as compared to the first quarter of fiscal 1996.

  Gross Profit

     Cost of sales includes the costs of semiconductor devices and other components and materials purchased by the Company for its products, as well as the direct labor and overhead costs associated with manufacturing. Gross profit increased 36.8% to $22.6 million for the first quarter of fiscal 1997 from $16.5 million for the same period of fiscal 1996. Gross margin decreased to 17.2% for the first quarter of fiscal 1997 from 18.3% for the comparable period of fiscal 1996. The decrease in gross margin had two principle causes. First, the mix between products manufactured on a turnkey versus on a consignment basis was more heavily weighted toward turnkey than in the first quarter of fiscal 1996. Secondly, standard memory products made up a greater portion of the Company's net sales than in the same quarter last year.

  Research and Development

     Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Research and development expenses increased 29.3% to $1.8 million for the first quarter of fiscal 1997 from $1.4 million during the comparable period of fiscal 1996. As a percentage of net sales, research and development expenses decreased to 1.4% for the first quarter of fiscal 1997 from 1.6% for the same period of fiscal 1996. The decrease in research and development expenses as a percentage of net sales in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 was principally due to the growth in net sales and efforts to control both compensation based and non-compensation based costs related to research and development efforts.

  Sales and Marketing

     Sales and marketing expenses include salaries and commissions of employees and independent sales personnel, as well as the costs of advertising, promotions and trade shows. Sales and marketing expenses decreased 3.6% to $3.2 million for the first quarter of fiscal 1997 from $3.3 million for the comparable period of fiscal 1996. As a percentage of net sales, sales and marketing expenses decreased to 2.4% for the first quarter of fiscal 1997 from 3.7% for the same period of fiscal 1996. The decrease in sales and marketing expenses in absolute dollars was principally due to an increase in net sales generated from certain OEM customers which require a lower level of sales and marketing expenses. The Company expects sales and marketing expenses to increase in absolute dollars in future periods.

  General and Administrative

     General and administrative expenses consist primarily of personnel costs, including performance-based bonuses and employee benefits, facilities and equipment costs and other support costs including utilities, insurance and professional fees. General and administrative expenses increased 40.3% to $4.9 million for the first quarter of fiscal 1997 from $3.5 million for the same period of fiscal 1996. As a percentage of net sales, general and administrative expenses decreased to 3.8% for the first quarter of fiscal 1997 compared to 3.9% for the first quarter of fiscal 1996. The decrease in general and administrative expenses as a percentage of net sales was principally due to the growth in net sales and efforts to control costs. The Company expects that its general and administrative expenses will increase in absolute dollars in future periods as the Company expands its staffing, information systems and other items related to infrastructure.

  Other Income, Net

     Other income, net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its lines of credit as well as interest paid for certain lease obligations. Interest income results from investment of cash balances. The increase in other income over the prior year quarter reflects higher average invested cash balances.

  Provision for Income Taxes

     Provisions for income taxes were $4.5 million and $3.3 million for the first quarter of fiscal 1997 and fiscal 1996, respectively. The Company's
effective tax rate for these periods was 34.0% and 37.6     %, respectively. The
decrease in the Company's consolidated effective tax rate is principally due to an increase in the amount of income contributed to the Company from its Puerto Rican and international operations as compared to the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES:

     Since its inception, SMART has used funds generated primarily from operations, certain borrowings, capital leases and its initial public offering to support its operations, acquire capital equipment and finance inventory and accounts receivable. The Company generated cash from operations totaling $6.8 million for the first quarter of fiscal 1997 versus a deficit in operating activities of $4.7 million for the same period of fiscal 1996. At January 31, 1997, the Company had $63.7 million of cash, cash equivalents and short term investments, and $80.2 million of working capital. At October 31, 1996, the Company had $61.1 million of cash, cash equivalents and short term investments, and $74.3 million of working capital. Prior to fiscal 1997, the Company primarily funded its financing and investing deficits from amounts borrowed under its existing lines of credit and utilization of existing cash balances. The Company expects to fund any future deficits in operating, investing and financing activities from a combination of available cash reserves and certain short term borrowings.

     At January 31, 1997, the Company had two revolving line of credit agreements with terms expiring in February 1997. Borrowings under these agreements were limited to $7.5 million and $12.5 million, respectively and had respective interest rates at prime and at 2.6% above the rate for 30-day commercial paper. Both agreements were secured by substantially all of the Company's assets and required that the Company maintain specified levels of tangible net worth and comply with certain other covenants. No borrowings were outstanding under these agreements as of January 31, 1997 or October 31, 1996.

     Subsequent to January 31, 1997, the Company signed a letter of intent to enter into a $20 million unsecured revolving bank line of credit agreement which expires in March 1998. Borrowings under this agreement bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants.

     SMART has entered into certain capital lease arrangements. The outstanding principal on these obligations was $2.3 million and $2.7 million at January 31, 1997 and October 31, 1996, respectively.

     The first paragraph of this Liquidity and Capital Resources section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors including without limitation those set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results." In particular, note the factors entitled "Significant Customer Concentration," "Intense Competition," "Fluctuations in Operating Results," "Dependence on Sole or Limited Sources of Supply" and "Requirement for Response to Rapid Technological Change." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

     The Company's business, financial condition and results of operations could be impacted by a number of factors including without limitation the following factors.

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

INTENSE COMPETITION

     The memory module, PC card and embedded processor module industries are intensely competitive. The memory module, PC card and embedded processor module markets are each comprised of a large number of competitive companies, several of which have achieved a substantial share of their respective markets. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the OEM memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Integrated Device Technology, Inc., Micron Electronics, Inc. (a subsidiary of Micron Technology Inc.) and Multichip Technology, Inc. (a division of Cypress Semiconductor Corporation). The Company also competes with independent memory module manufacturers, including Celestica Inc., PNY Electronics, Inc. and Simple Technology Incorporated. In the computer systems reseller market for memory modules, the Company primarily competes with Kingston Technology, Inc., Viking Technology, Inc. and Vision Tek, Inc. In the PC card market, the Company competes with Centennial Technologies, Inc., Hayes Microcomputer Products, Inc. and U.S. Robotics, Inc. In the embedded processor module market, the Company competes with Force Computers Inc. (a subsidiary of Solectron Corporation), Motorola, Inc. and Radisys Corporation. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, the Company competes and expects to continue to compete with certain of its suppliers. These suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration. The Company also faces and may face competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company serves.

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

FLUCTUATIONS IN OPERATING RESULTS

     The Company's results of operations and gross margin have in the past fluctuated significantly and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may in the future affect the Company's results of operations include the loss of a principal customer or the short term loss of a customer due to product inventory accumulation by the customer, adverse changes in the mix of products sold by the Company and the inability to procure required components. Other factors that may affect the Company's results of operations in the future include fluctuating market demand for, and declines in the selling prices of the Company's products, market acceptance of new products and enhanced versions of the Company's products, delays in the introduction of new products and enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, the timing of new product announcements and releases by the Company or its competitors, the timing of significant orders, the ability to volume produce products and meet customer requirements, patterns of spending by customers, delays, cancellations or reschedulings of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of the Company's inventories due to unexpected price declines, unexpected product returns, the timing of expenditures in anticipation of increased sales, cyclicality in the Company's targeted markets, regulatory changes and expenses associated with acquisitions. In particular, declines in DRAM, Flash and SRAM semiconductor prices could affect the valuation of the Company's inventory.

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

DEPENDENCE ON SOLE OR LIMITED SOURCES OF SUPPLY

     The Company is dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in the Company's products. In particular, the Company is dependent in significant part upon certain limited or sole source suppliers for critical components in the Company's memory module, embedded processor module and PC card products. The Company also depends on sole source third party manufacturers to produce certain of the Company's embedded processor module products. The electronics industry has experienced in the past and may experience in the future shortages in semiconductor devices, including DRAM, SRAM and Flash memory. The Company has experienced and may continue to experience delays in component deliveries and quality problems with respect to certain component deliveries which have caused and could in the future cause delays in product shipments and have required and could in the future require the redesign of certain products. The Company generally has no written agreements with its suppliers. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, could increase costs and/or prices and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will receive adequate component supplies on a timely basis in the future.

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

NEW FACILITIES

     In September 1996, the Company opened a new manufacturing facility in East Kilbride, Scotland. The Company has never operated a manufacturing facility outside of the United States and Puerto Rico. The Company is currently operating three production lines at this facility and plans to add additional production lines in the future. There can be no assurance that the Company will be able to successfully add the additional production lines, that the Company can operate the new facility on a cost effective basis or that the Company can integrate the new operations with its operations in Fremont, California and Arecibo, Puerto Rico. Any inability to begin additional production at this new facility as scheduled or to manage the operations at this facility efficiently could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: For a list of exhibits to this Form 10-Q see the exhibit index located on pages 20-21.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended January 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   SMART MODULAR TECHNOLOGIES, INC.

                                   By:            /s/ DAVID MULLIN
                                      ------------------------------------------
                                                     David Mullin
                                             Vice President, Finance and
                                               Chief Financial Officer
                                              (Principal Financial and)
                                                 Accounting Officer)

Date: March 14, 1997

                        SMART MODULAR TECHNOLOGIES, INC.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                          EXHIBITS
  -------       -----------------------------------------------------------------------------
     2.1 (1)    Agreements and Plan of Reorganization among the Registrant, Apex ata, Inc.
                and SMART Acquisition Inc. dated April 24, 1995.
     3.2 (1)    Registrant's Amended and Restated Articles of Incorporation.
     3.2 (1)    Registrant's Amended Bylaws.
     4.1 (1)    Registration Rights Agreement dated July 26, 1995.
     4.2 (1)    Registrant's specimen stock certificate.
     4.3 (3)    Termination to the Registration Rights Agreement dated July 26, 1995.
    10.1 (1)    1989 Incentive Stock Plan, as amended, and forms of agreements
    10.3 (1)    1995 Director Option Plan, and forms of agreements attached thereto.
    10.4 (1)    1995 Stock Plan, and forms of agreements attached thereto.
    10.5 (1)    Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees.
    10.6 (1)    Standard Triple Net Industrial Lease between the Registrant and Pactel
                Properties dated November 18, 1991.
    10.7 (1)    First Amendment to Lease between the Registrant and Pactel Properties dated
                July 19, 1993.
    10.8 (1)    Second Amendment to Lease between the Registrant and Riggs National Bank of
                Washington, D.C. as Trustee of the Multi-Employer Property Trust Northport
                Business Park, a National Banking Association dated May 31, 1994.
    10.9 (1)    Third Amendment to Lease between the Registrant and Riggs National Bank of
                Washington, D.C. as Trustee of the Multi-Employer Property Trust Northport
                Business Park, a National Banking Association dated November 1994.
    10.10(1)    Standard Triple Net Industrial Lease between the Registrant and Riggs
                National Bank of Washington, D.C., as Trustee of the Multi-Employer Property
                Trust, dated June 18, 1995.
    10.11(1)    Lease Contract between the Registrant and The Puerto Rico Industrial
                Development Company dated April 24, 1995.
    10.12(1)    Note, Loan and Security Agreement between the Registrant and Merrill Lynch
                Business Financial Services Inc. dated May 19, 1993.
    10.13(1)    Letter Agreement between the Registrant and Merrill Lynch Business Financial
                Services Inc. dated December 28, 1994.
    10.14(1)    Letter Agreement between the Registrant and Merrill Lynch Business Financial
                Services Inc. dated June 27, 1995.
    10.15(1)    Intercreditor Agreement among the Registrant, Merrill Lynch Business
                Financial Services Inc. and Imperial Bank dated June 27, 1995.
    10.16(1)    Security and Loan Agreement between the Registrant and Imperial Bank dated
                July 19, 1995.
   *10.17(1)    License and Supply Agreement between the Registrant and Krypton Isolation,
                Inc. dated July 22, 1994.
    10.18(1)    Warrant Purchase Agreement between the Registrant and Krypton Isolation, Inc.
                dated July 27, 1994.
    10.19(1)    Holders' Agreement dated July 27, 1994 by and among Krypton Isolation, Inc.
                and certain individuals and entities identified on Exhibit A attached thereto.
    10.20(1)    Common Stock Purchase Agreement dated July 27, 1994 by and among Krypton
                Isolation, Inc. and the individuals identified on Exhibit A attached thereto.

  EXHIBIT
  NUMBER                                          EXHIBITS
  -------       -----------------------------------------------------------------------------
    10.21(1)    First Amendment to the Krypton Isolation, Inc. Warrant to Purchase 2,000,000
                Shares of Series A Preferred Stock between the Registrant and Krypton
                Isolation, Inc. dated October 24, 1995.
    10.22(1)    Letter of Intent dated as of October 24, 1995 by and among Krypton Isolation,
                Inc., the Registrant and certain individuals identified on the signature pages thereto.
  **10.23(2)    License and Supply Agreement between the Registrant and Krypton Isolation,
                Inc. dated January 29, 1996.
    10.24(2)    Warrant Purchase Agreement between the Registrant and Krypton Isolation, Inc.
                dated January 29, 1996.
    10.25(2)    First Amended and Restated Holders' Agreement dated January 29, 1996 by and among Krypton Isolation, Inc. and certain individuals and entities identified on Exhibit A attached thereto.
    10.26(2)    Common Stock Agreement dated January 29, 1996 by and among Krypton Isolation,
                Inc. and the entities identified on Exhibit A attached thereto.
    10.27(2)    First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated January 29, 1996.
    10.28(3)    1989 Incentive Stock Plan, as amended, dated March 25, 1996.
    27.1        Financial Data Schedule for the Quarter Ended January 31, 1997.

---------------

 * Pursuant to Rule 406(b) under the Securities Act of 1933, confidential treatment has been granted to certain portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.

** Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment has been granted to certain portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission

(1) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-97748) filed October 4, 1995, Amendment No. 1 thereto filed October 24, 1995, Amendment No. 2 thereto filed November 6, 1995, Amendment No. 3 thereto filed November 14, 1995 and Amendment No. 4 thereto filed November 16, 1995, which Registration Statement became effective November 16, 1995.

(2) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q filed March 16, 1996.

(3) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q filed June 14, 1996.