Form 10-Q
period 1997-04-30
SMART MODULAR TECHNOLOGIES INC
filed 1997-06-16
CIK 1001840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1997, or

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

                                  YES   X   NO
                                      -----    -----


         At June 9, 1997, there were 19,337,856 shares of the Registrant's common stock, no par value, outstanding.

                        SMART MODULAR TECHNOLOGIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                           PAGE
                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Condensed Balance Sheets ---
                  As of April 30, 1997 and October 31, 1996                                  3

          Consolidated Condensed Statements of Income ---
                  For the Three and Six Months Ended April 30, 1997 and 1996                 4

          Consolidated Condensed Statements of Cash Flows ---
                  For the Six Months Ended April 30, 1997 and 1996                           5

          Notes to Consolidated Condensed Financial Statements                               6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                  of  Operations                                                             8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                 19

Item 2.   Changes in Securities                                                             19

Item 3.   Defaults upon Senior Securities                                                   19

Item 4.   Submission of Matters to a Vote of Security Holders                               19

Item 5.   Other Information                                                                 19

Item 6.   Exhibits and Reports on Form 8-K                                                  19

Signatures                                                                                  20

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                 APRIL 30,     OCTOBER 31,
                                                                                    1997          1996
                                                                                 ---------     -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                                       $ 40,210      $ 52,568
  Short term investments                                                            11,311         8,494
  Accounts receivable, net                                                          70,576        52,806
  Inventories                                                                       52,195        39,001
  Prepaid expenses and other                                                         4,892         4,949
                                                                                  --------      --------
         Total current assets                                                      179,184       157,818
Property and Equipment, net                                                         20,005        13,434
Other                                                                                  299           933
                                                                                  --------      --------
         Total assets                                                             $199,488      $172,185
                                                                                  ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                $ 72,943      $ 66,206
  Accrued compensation and commissions                                               5,758         3,441
  Accrued bonuses                                                                    3,787         4,212
  Other accrued expenses                                                             3,566         3,445
  Income taxes payable                                                               5,739         6,190
                                                                                  --------      --------
         Total current liabilities                                                  91,793        83,494
Long-term Liabilities:
  Capital lease obligations, net of current portion                                    636         1,241
  Deferred income taxes and other                                                      883           831
                                                                                  --------      --------
         Total liabilities                                                          93,312        85,566
                                                                                  --------      --------
Shareholders' Equity:
  Common stock, no par value --
    Authorized -- 100,000,000 shares
    Outstanding -- 19,238,392 and 18,855,163  shares,                               38,248        36,869
     respectively
  Retained earnings                                                                 67,928        49,750
                                                                                  --------      --------
         Total shareholders' equity                                                106,176        86,619
                                                                                  --------      --------
         Total liabilities and shareholders' equity                               $199,488      $172,185
                                                                                  ========      ========




 See the accompanying notes to these consolidated condensed financial statements

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               3 MONTHS ENDED               6 MONTHS ENDED
                                                                   APRIL 30,                    APRIL 30,
                                                            ----------------------      ----------------------
                                                              1997          1996          1997           1996
                                                            --------      --------      --------      --------
Net sales                                                   $143,652      $104,116      $275,264      $194,433
Cost of sales                                                119,511        86,227       228,492       160,006
                                                            --------      --------      --------      --------
Gross profit                                                  24,141        17,889        46,772        34,427
                                                            --------      --------      --------      --------
Operating expenses:
  Research and development                                     2,066         1,508         3,895         2,922
  Selling, general and administrative                          8,209         7,378        16,335        14,207
                                                            --------      --------      --------      --------
          Total operating expenses                            10,275         8,886        20,230        17,129
                                                            --------      --------      --------      --------
Income from operations                                        13,866         9,003        26,542        17,298
Other income, net                                                480           431         1,009           860
                                                            --------      --------      --------      --------
Income before provision for income taxes                      14,346         9,434        27,551        18,158
Provision for income taxes                                     4,878         3,476         9,373         6,755
                                                            --------      --------      --------      --------
Net income                                                  $  9,468      $  5,958      $ 18,178      $ 11,403
                                                            ========      ========      ========      ========
Net income per share                                        $   0.44      $   0.28      $   0.84      $   0.55
                                                            ========      ========      ========      ========
Weighted average common and common
  equivalent shares outstanding                               21,640        20,979        21,551        20,646
                                                            ========      ========      ========      ========




 See the accompanying notes to these consolidated condensed financial statements

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                 (IN THOUSANDS)



                                                                                        1997           1996
                                                                                      --------       --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:                                  $ (1,302)      $ 13,965
                                                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale                                           (5,088)          --
  Maturities of investments available-for-sale                                           2,271           --
  Purchases of property and equipment                                                   (8,720)        (2,177)
  Proceeds from sale of property and equipment                                              71           --
                                                                                      --------       --------
           Net cash used in investing activities                                       (11,466)        (2,177)
                                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lines of credit                                                           --           16,069
  Payments on lines of credit                                                             --          (19,667)
  Payments of capital lease obligations                                                   (875)          (637)
  Proceeds from sale of common stock                                                     1,285         32,815
                                                                                      --------       --------
          Net cash provided by financing activities                                        410         28,580
                                                                                      --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (12,358)        40,368
CASH AND CASH EQUIVALENTS, beginning of period                                          52,568         13,059
                                                                                      --------       --------

CASH AND CASH EQUIVALENTS, end of period                                              $ 40,210       $ 53,427
                                                                                      ========       ========




 See the accompanying notes to these consolidated condensed financial statements

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The Interim Consolidated Condensed Financial Statements of SMART Modular Technologies, Inc., a California corporation, and Subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These Interim Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal 1996 Report on Form 10-K as filed with the Securities and Exchange Commission on January 28, 1997.

     The Interim Consolidated Condensed Financial Statements for the second quarter of fiscal 1997 reflect, in the opinion of management, all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such period. The Interim Consolidated Condensed Financial Statements for fiscal 1996 are provided for information purposes only. The results of operations for the three and six month periods ended April 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 31, 1997, or any other future periods.

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

In March 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128), "Earnings Per Share," which the Company will be required to adopt on a retroactive basis in the first quarter of fiscal 1998. The pro forma effect of SFAS No. 128 for the second quarter is as follows:


                                            Three Months Ended     Six Months Ended
                                                  April 30,             April 30,
                                            -------------------   -------------------
                                              1997       1996       1997       1996
                                            --------   --------   --------   --------
Reported earnings per share                 $   0.44   $   0.28   $   0.84   $   0.55
Basic earnings per share (pro forma)        $   0.49   $   0.33   $   0.95   $   0.64
Diluted earnings per share (pro forma)      $   0.44   $   0.28   $   0.84   $   0.55

  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                  APRIL 30,    OCTOBER 31,
                                     1997         1996
                                  ---------    -----------
              Raw materials        $28,407      $21,553
              Work-in-process        8,243        9,267
              Finished goods        15,545        8,181
                                   -------      -------
                        Total      $52,195      $39,001
                                   =======      =======

2. LINES OF CREDIT:

In June 1997, the Company entered into a $20 million unsecured revolving bank line of credit agreement which expires in May 1998. Borrowings under this agreement bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants.

     At April 30, 1997 and October 31, 1996, the Company had two revolving line of credit agreements with terms expiring in May 1997. Borrowings under these agreements were limited to $7.5 million and $12.5 million, respectively, and had respective interest rates at prime and at 2.6% above the rate for 30-day commercial paper. Both agreements were secured by substantially all of the Company's assets and required that the Company maintain specified levels of tangible net worth and comply with certain other covenants. No borrowings were outstanding under these agreements as of April 30, 1997 or October 31, 1996.

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

     In July 1996, the Company expanded its specialized technical capabilities with the acquisition of RISQ Modular Systems, Inc., a California corporation ("RISQ"). The Company acquired RISQ in a stock for stock acquisition. The acquisition of RISQ has been accounted for as a pooling of interests. Given the immateriality of this acquisition to the Company's consolidated financial position and results of operations, RISQ has been included in the Company's consolidated results of operations as of the beginning of fiscal 1996 (November 1, 1995). RISQ designs and manufactures embedded computer modules and products in both standard and custom form factors for OEMs in the telecommunications, networking, industrial control and image processing markets.

     In September 1996, the Company expanded its manufacturing capacity by opening a 25,000 square foot manufacturing facility in East Kilbride, Scotland. This is the Company's first manufacturing facility outside of the United States and Puerto Rico.

    Over the last eight quarters, the Company's gross margin has ranged from 16.8% to 19.6%. One of the primary factors affecting gross margin has been the proportion of the Company's memory products manufactured on either a turnkey or consignment basis. Products manufactured on a turnkey basis are designed and manufactured by the Company with purchased memory devices. Products manufactured on a consignment basis are generally designed and manufactured by the Company with memory devices which are owned and supplied by the customer. While products manufactured on a turnkey basis typically have lower gross margins than products manufactured on a consignment basis, products manufactured on a turnkey basis generally contribute greater net sales and higher gross profit per unit than products manufactured on a consignment basis.

    The other primary factor affecting the Company's gross margin has been the mix between sales of specialty memory, standard memory, embedded computer modules and communication card products. Historically, the majority of the Company's net sales have been derived from sales of its specialty memory products, which typically have higher gross margin than the Company's standard memory products. During fiscal 1997, sales of the Company's standard memory products have increased as a percentage of net sales. The Company's embedded computer modules typically generate the Company's highest gross margin, followed by the Company's communication card products. However, both product lines currently contribute the smallest portion of the Company's net sales.

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

    The sixth paragraph of this Overview section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors including without limitation those set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results." In particular, note the factors entitled "Significant Customer Concentration," "Intense Competition," "Fluctuations in Operating Results," "Dependence on Sole or Limited Sources of Supply" and "Requirement for Response to Rapid Technological Change." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

    The Company earned net income of $9.5 million on revenues of $143.7 million for the second quarter of fiscal 1997 compared with net income of $6.0 million on revenues of $104.1 million for the same period in fiscal 1996. Net income for the six months ended April 30, 1997 was $18.2 million on revenues of $275.3 million compared to net income of $11.4 million on revenues of $194.4 million for the same period of fiscal 1996.

RESULTS OF OPERATIONS:

    The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales:

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    APRIL 30,                APRIL 30,
                                                ------------------      -----------------
                                                 1997        1996        1997        1996
                                                -----       -----       -----       -----
Net sales ..............................        100.0%      100.0%      100.0%      100.0%
Cost of sales ..........................         83.2        82.8        83.0        82.3
                                                -----       -----       -----       -----
Gross profit ...........................         16.8        17.2        17.0        17.7
Operating expenses:
  Research and development .............          1.4         1.5         1.4         1.5
  Selling, general and administrative ..          5.7         7.1         6.0         7.3
                                                -----       -----       -----       -----
          Total operating expenses .....          7.1         8.6         7.4         8.8
                                                -----       -----       -----       -----

Income from operations .................          9.7         8.6         9.6         8.9
Other income, net ......................          0.3         0.4         0.4         0.4
                                                -----       -----       -----       -----
Income before provision for income taxes         10.0         9.0        10.0         9.3
Provision for income taxes .............          3.4         3.3         3.4         3.5
                                                -----       -----       -----       -----
Net income .............................          6.6%        5.7%        6.6%        5.8%
                                                =====       =====       =====       =====

   NET SALES

      Net sales consist of sales of specialty memory, standard memory, embedded computer modules and communication card products, less returns and discounts. Net sales for the second quarter of fiscal 1997 increased 38.0% to $143.7 million from $104.1 million for the same period of fiscal 1996. Net sales for the six months ended April 30, 1997 increased 41.6% to $275.3 million from $194.4 million for the comparable period of fiscal 1996. The increase in net sales for both the three and six month periods ended April 30, 1997 reflects an overall increase in demand for the Company's products from both new customers and particularly one existing customer as compared to the same periods of fiscal 1996.

In addition, increases in sales of products manufactured on a turnkey basis versus on a consignment basis further contributed to the increase in net sales as compared to the same periods of fiscal 1996. These increases were partially offset by declines in sales of the Company's communication card products during the three and six month periods ended April 30, 1997 as compared to the same periods of fiscal 1996.

   GROSS PROFIT

    Cost of sales includes the costs of semiconductor devices and other components and materials purchased by the Company for its products, as well as the direct labor and overhead costs associated with manufacturing. Gross profit increased 34.9% to $24.1 million for the second quarter of fiscal 1997 from $17.9 million for the same period of fiscal 1996. Gross margin decreased to 16.8% for the second quarter of fiscal 1997 from 17.2% for the comparable period of fiscal 1996. Gross profit for the first six months of fiscal 1997 increased 35.9% to $46.8 million from $34.4 million for the same period of fiscal 1996. Gross margin decreased to 17.0% for the first six months of fiscal 1997 from 17.7% for the comparable period of fiscal 1996. The decrease in gross margin for the three and six month periods ended April 30, 1997 was due in part to an increase in the proportion of products manufactured on a turnkey basis versus products manufactured on a consignment basis as compared to the same periods of fiscal 1996. Further contributing to the decline in gross margin was an increase in the proportion of the Company's net sales derived from its lower margin standard memory products as compared to the same periods of fiscal 1996.

   RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Research and development expenses increased 37.0% to $2.1 million for the second quarter of fiscal 1997 from $1.5 million during the same period of fiscal 1996 and totaled 1.4% and 1.5% of net sales for the second quarter of fiscal 1997 and fiscal 1996, respectively. For the first six months of fiscal 1997, research and development expenses increased 33.3% to $3.9 million from $2.9 million for the same period of fiscal 1996. Research and development expenses totaled 1.4% and 1.5% of net sales for the first six months of fiscal 1997 and fiscal 1996, respectively. The Company expects that its research and development expenses will increase in absolute dollars in future periods as the Company expands its research and development efforts.

   SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses consist primarily of personnel costs, including salaries, performance-based bonuses, commissions and employee benefits, facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. Selling, general and administrative expenses incurred during the second quarter of fiscal 1997 totaled $8.2 million, representing an increase of 11.3% from $7.4 million for the same period of fiscal 1996. Selling, general and administrative expenses comprised 5.7% and 7.1% of net sales for the second quarter of fiscal 1997 and fiscal 1996, respectively. For the first six months of fiscal 1997, selling, general and administrative expenses totaled $16.3 million, representing a 15.0% increase from $14.2 million for the comparable period of fiscal 1996. Selling, general and administrative expenses comprised 6.0% and 7.3% of net sales for the first six months of fiscal 1997 and fiscal 1996, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales was principally due to the growth in net sales including an increase in net sales generated by certain OEM customers requiring lower levels of selling and marketing expenses. The Company expects that its selling, general and administrative expenses will increase in absolute dollars in future periods as the Company expands its staffing, information systems and other items related to infrastructure.

   OTHER INCOME, NET

    Other income, net consists primarily of interest income, less interest expense. Interest expense is attributable to interest paid for certain lease obligations. Interest income results from investment of cash balances. The increase in other income over the prior year quarter reflects higher average invested cash balances.

   PROVISION FOR INCOME TAXES

    Provisions for income taxes were $4.9 million and $3.5 million for the second quarter of fiscal 1997 and fiscal 1996, respectively, resulting in effective tax rates of 34.0% and 36.8%, respectively. For the first six months of fiscal 1997 and fiscal 1996, the Company provided $9.4 million and $6.8 million for income taxes, respectively, resulting in effective tax rates of 34.0% and 37.2 %, respectively. The decrease in the Company's consolidated effective tax rate for the three and six month periods ended April 30, 1997 is principally due to an increase in the amount of income contributed to the Company from its Puerto Rican and international operations as compared to the same periods of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES:

    The Company used cash from operating activities totaling $1.3 million for the six months ended April 30, 1997 versus cash totaling $14.0 million provided by operations for the same period of fiscal 1996. Cash used during the first six months of fiscal 1997 resulted from increases in inventories and accounts receivable. At April 30, 1997, the Company had $51.5 million of cash, cash equivalents and short term investments, and $87.4 million of working capital. At October 31, 1996, the Company had $61.1 million of cash, cash equivalents and short term investments, and $74.3 million of working capital. The Company primarily funds its financing and investing deficits from amounts borrowed under its existing lines of credit and utilization of existing cash balances. The Company expects to fund any future deficits in operating, investing and financing activities from a combination of available cash reserves and certain short term borrowings.

     At April 30, 1997, the Company had two revolving line of credit agreements with terms expiring in May 1997. Borrowings under these agreements were limited to $7.5 million and $12.5 million, respectively, and had respective interest rates at prime and at 2.6% above the rate for 30-day commercial paper. Both agreements were secured by substantially all of the Company's assets and required that the Company maintain specified levels of tangible net worth and comply with certain other covenants. No borrowings were outstanding under these agreements as of April 30, 1997 or October 31, 1996.

    Subsequent to April 30, 1997, the Company entered into a $20 million unsecured revolving bank line of credit agreement which expires in May 1998. Borrowings under this agreement bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants.

    SMART has entered into certain capital lease arrangements. The outstanding principal on these obligations was $1.8 million and $2.7 million at April 30, 1997 and October 31, 1996, respectively.

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

SIGNIFICANT CUSTOMER CONCENTRATION

    A relatively small number of customers have accounted for a significant percentage of the Company's net sales. In fiscal 1996 and fiscal 1995, the Company's ten largest customers accounted for 71% and 68% of net sales, respectively. In fiscal 1996, the Company's top three customers as a percentage of net sales accounted for 19%, 15% and 12% of net sales, respectively. During fiscal 1996, no other customers accounted for more than 10% of net sales. In fiscal 1995, the Company's top three customers as a percentage of net sales accounted for 18%, 15% and 10% of net sales, respectively. During fiscal 1995, no other customers accounted for more than 10% of net sales. For the first six months of fiscal 1997, the Company's aggregate net sales to its top three customers increased as a percentage of total net sales as compared to the same period of fiscal 1996. The Company expects to continue to be dependent upon these customers for a significant percentage of its net sales. However, there can be no assurance that any of these customers and/or any of the Company's other significant customers will continue to utilize the Company's products at current levels, if at all. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future and believes that its financial results will depend in significant part upon the success of its customers' products. The loss of a major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTENSE COMPETITION

    The memory module, PC card and embedded computer module industries are intensely competitive. The memory module, PC card and embedded computer module markets are each comprised of a large number of competitive companies, several of which have achieved a substantial share of their respective markets. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the OEM memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Integrated Device Technology, Inc., Micron Electronics, Inc. (a subsidiary of Micron Technology Inc.) and Multichip Technology, Inc. (a division of Cypress Semiconductor Corporation). The Company also competes with independent memory module manufacturers, including Celestica Inc., PNY Electronics, Inc. and Simple Technology Incorporated. In the computer systems reseller market for memory modules, the Company primarily competes with Kingston Technology, Inc., Viking Technology, Inc. and Vision Tek, Inc. In the PC card market, the Company competes with Centennial Technologies, Inc., Hayes Microcomputer Products, Inc. and U.S.

Robotics, Inc. In the embedded computer module market, the Company competes with Force Computers Inc. (a subsidiary of Solectron Corporation), Motorola, Inc. and Radisys Corporation. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, the Company competes and expects to continue to compete with certain of its suppliers. These suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration. The Company also faces and may face competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company serves.

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

    The Company's gross margin has varied and will continue to vary significantly based on a variety of factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, declines in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors or suppliers. The selling prices of the Company's existing products have declined in the past and the Company expects that prices will continue to decline in the future. In particular, during fiscal 1996, the selling prices of the Company's existing products declined due to significant declines in SRAM and DRAM semiconductor prices and declines in Flash semiconductor prices. Moreover, since the fiscal 1996 year end, declines in the selling prices of certain of the Company's existing products have continued due to further declines in certain DRAM and Flash semiconductor prices. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its recent growth.

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

DEPENDENCE ON SOLE OR LIMITED SOURCES OF SUPPLY

    The Company is dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in the Company's products. In particular, the Company is dependent in significant part upon certain limited or sole source suppliers for critical components in the Company's memory module, embedded computer module and PC card products. The Company also depends on sole source third party manufacturers to produce certain of the Company's embedded computer module products. The electronics industry has experienced in the past and may experience in the future shortages in semiconductor devices, including DRAM, SRAM and Flash memory. The Company has experienced and may continue to experience delays in component deliveries and quality problems with respect to certain component deliveries which have caused and could in the future cause delays in product shipments and have required and could in the future require the redesign of certain products. The Company generally has no written agreements with its suppliers. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, could increase costs and/or prices and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will receive adequate component supplies on a timely basis in the future.

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

DEPENDENCE ON SEMICONDUCTOR, COMPUTER, TELECOMMUNICATIONS AND NETWORKING INDUSTRIES

    The semiconductor industry has been characterized by cyclical market conditions. This industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. During fiscal 1996, there were significant declines in DRAM and SRAM semiconductor prices and declines in Flash semiconductor prices. Since the fiscal 1996 year end, there have been continued declines in certain DRAM and Flash semiconductor prices. These price declines as well as any future price declines could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company may experience substantial period-to-period fluctuations in future operating results due to general industry conditions or events occurring in the general economy. From time to time, the computer, telecommunications and networking industries, like the semiconductor industry, have experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. Accordingly, any factor adversely affecting the semiconductor, computer, telecommunications or networking industries or particular segments within the semiconductor, computer, telecommunications or networking industries, such as the market for memory products, could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's net sales and results of operations will not be materially adversely affected in the future if downturns or slowdowns occur in the semiconductor, computer, telecommunications, networking or other industries utilizing the Company's products.

REQUIREMENT FOR RESPONSE TO RAPID TECHNOLOGICAL CHANGE

    The semiconductor, computer, telecommunications and networking industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to invest significant amounts for research and development efforts and to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis that respond to changing customer requirements and that meet evolving industry standards. For example, the semiconductor memory market is currently transitioning from FPM and EDO to SDRAM and the industry standard modem is currently changing from a 33,600 bits per second ("bps") synchronous modem to a 56,000 bps asynchronous modem. The Company is currently focusing its research and development resources on the development of DRAM, particularly SDRAM, Flash and SRAM products, 56,000 bps asynchronous modem products and various embedded computer modules. Any success of the Company in developing new and enhanced products will depend upon a variety of factors, including integration of the various elements of its complex technology, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, availability of production capacity, achievement of acceptable manufacturing yields and product performance, quality and reliability. The Company has experienced and may in the future experience delays from time to time in development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in the Company's products after commencement of commercial shipments, which could result in the loss of or delay in market acceptance. The inability of the Company to introduce in a timely manner new products or enhancements that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

NEW FACILITIES

    In September 1996, the Company opened a new manufacturing facility in East Kilbride, Scotland. The Company has never operated a manufacturing facility outside of the United States and Puerto Rico. The Company is currently operating four production lines at this facility and plans to add additional production lines in the future. There can be no assurance that the Company will be able to successfully add the additional production lines, that the Company can operate the new facility on a cost effective basis or that the Company can integrate the new operations with its operations in Fremont, California and Arecibo, Puerto Rico. Any inability to begin additional production at this new facility as scheduled or to manage the operations at this facility efficiently could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held an annual meeting of shareholders (the "Annual Meeting") on April 4, 1997.

     (b) The following individuals were nominated and elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified or until their earlier death, resignation or removal. Each individual so nominated also served as a Director on the Company's Board of Director during the preceding year.

                                                      Number of Votes
                                -------------------------------------------------------------
                                                                                     Broker
               Nominee                For            Against       Withheld         Non-Votes
            ---------------------------------------------------------------------------------

            Ajay Shah             17,448,025            0           60,410              0
            Mukesh Patel          17,448,125            0           60,310              0
            Erik Anderson         17,447,895            0           60,540              0
            Tor R. Braham         17,448,195            0           60,240              0


     (c) The following matter was voted upon at the Annual Meeting and the results of voting were as follows:

         (1) The shareholders voted 17,486,119 shares in the affirmative, 4,400 shares in the negative and 17,916 shares withheld to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending October 31, 1997.

ITEM 5.   OTHER INFORMATION

     Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: For a list of exhibits to this Form 10-Q see the exhibit index located on pages 21-22.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended April 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       SMART MODULAR TECHNOLOGIES, INC.


                                       By:        /s/   DAVID MULLIN
                                           -------------------------------------
                                                        David Mullin
                                                Vice President, Finance and
                                                  Chief Financial Officer
                                                 (Principal Financial and)
                                                    Accounting Officer)


Date:  June 13, 1997

                        SMART MODULAR TECHNOLOGIES, INC.

                                INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                                   EXHIBITS
   2.1(1)    Agreements and Plan of Reorganization among the Registrant, Apex
             Data, Inc. and SMART Acquisition Inc. dated April 24, 1995
   3.1(1)    Registrant's Amended and Restated Articles of Incorporation
   3.2(1)    Registrant's Amended Bylaws.
   4.1(1)    Registration Rights Agreement dated July 26, 1995.
   4.2(1)    Registrant's specimen stock certificate.
   4.3(3)    Termination to the Registration Rights Agreement dated July 26,
             1995.
  10.1(1)    1989 Incentive Stock Plan, as amended, and forms of agreements attached thereto.
  10.2(1)    1995 Employee Stock Purchase Plan, and forms of agreements attached thereto.
  10.3(1)    1995 Director Option Plan, and forms of agreements attached thereto.
  10.4(1)    1995 Stock Plan, and forms of agreements attached thereto.
  10.5(1)    Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees.
  10.6(1)    Standard Triple Net Industrial Lease between the Registrant and
             Pactel Properties dated November 18, 1991.
  10.7(1)    First Amendment to Lease between the Registrant and Pactel
             Properties dated July 19, 1993.
  10.8(1)    Second Amendment to Lease between the Registrant and Riggs National
             Bank of Washington, D.C. as Trustee of the Multi-Employer Property
             Trust Northport Business Park, a National Banking Association dated
             May 31, 1994.
  10.9(1)    Third Amendment to Lease between the Registrant and Riggs National
             Bank of Washington, D.C. as Trustee of the Multi-Employer Property
             Trust Northport Business Park, a National Banking Association dated
             November 1994.
  10.10(1)   Standard Triple Net Industrial Lease between the Registrant and
             Riggs National Bank of Washington, D.C., as Trustee of the
             Multi-Employer Property Trust, dated June 18, 1995.
  10.11(1)   Lease Contract between the Registrant and The Puerto Rico
             Industrial Development Company dated April 24, 1995.
  10.12(1)   Note, Loan and Security Agreement between the Registrant and
             Merrill Lynch Business Financial Services Inc. dated May 19, 1993.
  10.13(1)   Letter Agreement between the Registrant and Merrill Lynch Business
             Financial Services Inc. dated December 28, 1994.
  10.14(1)   Letter Agreement between the Registrant and Merrill Lynch Business
             Financial Services Inc. dated June 27, 1995.
  10.15(1)   Intercreditor Agreement among the Registrant, Merrill Lynch
             Business Financial Services Inc. and Imperial Bank dated June 27,
             1995.
  10.16(1)   Security and Loan Agreement between the Registrant and Imperial
             Bank dated July 19, 1995.
 *10.17(1)   License and Supply Agreement between the Registrant and Krypton
             Isolation, Inc. dated July 22, 1994.
  10.18(1)   Warrant Purchase Agreement between the Registrant and Krypton
             Isolation, Inc. dated July 27, 1994.
  10.19(1)   Holders' Agreement dated July 27, 1994 by and among Krypton
             Isolation, Inc. and certain individuals and entities identified on
             Exhibit A attached thereto.
  10.20(1)   Common Stock Purchase Agreement dated July 27, 1994 by and among
             Krypton Isolation, Inc. and the individuals identified on Exhibit A attached thereto.
  10.21(1)   First Amendment to the Krypton Isolation, Inc. Warrant to Purchase
             2,000,000 Shares of Series A Preferred Stock between the Registrant and Krypton Isolation, Inc. dated October 24, 1995.
  10.22(1)   Letter of Intent dated as of October 24, 1995 by and among Krypton
             Isolation, Inc., the Registrant and certain individuals identified on the signature pages thereto.
**10.23(2)   License and Supply Agreement between the Registrant and Krypton
             Isolation, Inc. dated January 29, 1996.
  10.24(2)   Warrant Purchase Agreement between the Registrant and Krypton
             Isolation, Inc. dated January 29, 1996.
  10.25(2)   First Amended and Restated Holders' Agreement dated January 29,
             1996 by and among Krypton Isolation, Inc. and certain individuals and entities identified on Exhibit A attached thereto.
  10.26(2)   Common Stock Agreement dated January 29, 1996 by and among Krypton
             Isolation, Inc. and the entities identified on Exhibit A attached thereto.
  10.27(2)   First Amendment to the License and Supply Agreement between the
             Registrant and Krypton Isolation, Inc. dated January 29, 1996.
  10.28(3)   1989 Incentive Stock Plan, as amended, dated March 25, 1996.
  10.29      Fourth Amendment to Lease between the Registrant and Riggs Bank
             N.A. dated September 27, 1996.
  27.1       Financial Data Schedule for the Quarter Ended April 30, 1997.

----------

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