Form 10-Q
period 1997-07-31
SMART MODULAR TECHNOLOGIES INC
filed 1997-08-28
CIK 1001840

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997,

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.


      FOR THE TRANSITION PERIOD FROM --------------- TO ---------------.


                       COMMISSION FILE NUMBER: 0-26942


                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 22, 1997, there were 19,385,778 shares of the Registrant's common stock, no par value, outstanding.

================================================================================

                        SMART MODULAR TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
                              PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Consolidated Condensed Balance Sheets --
          As of July 31, 1997 and October 31, 1996.......................................  3
          Consolidated Condensed Statements of Income --
          For the Three and Nine Months Ended July 31, 1997 and 1996.....................  4
          Consolidated Condensed Statements of Cash Flows --
          For the Nine Months Ended July 31, 1997 and 1996...............................  5
          Notes to Consolidated Condensed Financial Statements...........................  6
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................  8

                               PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings..............................................................  19
 Item 2.  Changes in Securities..........................................................  19
 Item 3.  Defaults upon Senior Securities................................................  19
 Item 4.  Submission of Matters to a Vote of Security Holders............................  19
 Item 5.  Other Information..............................................................  19
 Item 6.  Exhibits and Reports on Form 8-K...............................................  19
Signatures...............................................................................  20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                        JULY 31,     OCTOBER 31,
                                                                          1997          1996
                                                                        --------     -----------
Current Assets:
  Cash and cash equivalents...........................................  $ 33,576      $  52,568
  Short term investments..............................................     9,586          8,494
  Accounts receivable, net............................................    86,148         52,806
  Inventories.........................................................    50,481         39,001
  Prepaid expenses and other..........................................     8,177          4,949
                                                                        --------       --------
          Total current assets........................................   187,968        157,818
Property and equipment, net...........................................    22,862         13,434
Other.................................................................       895            933
                                                                        --------       --------
          Total assets................................................  $211,725      $ 172,185
                                                                        ========       ========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable....................................................  $ 67,934      $  66,206
  Accrued compensation and commissions................................     5,195          3,441
  Accrued bonuses.....................................................     5,412          4,212
  Other accrued expenses..............................................     4,020          3,445
  Income taxes payable................................................     5,743          6,190
                                                                        --------       --------
          Total current liabilities...................................    88,304         83,494
Long-term Liabilities:
  Capital lease obligations, net of current portion...................       434          1,241
  Deferred income taxes and other.....................................       909            831
                                                                        --------       --------
          Total liabilities...........................................    89,647         85,566
                                                                        --------       --------
Shareholders' Equity:
  Common Stock, no par value --
     Authorized -- 100,000,000 shares
     Outstanding -- 19,378,452 and 18,855,163 shares, respectively....    41,698         36,869
  Retained earnings...................................................    80,380         49,750
                                                                        --------       --------
          Total shareholders' equity..................................   122,078         86,619
                                                                        --------       --------
          Total liabilities and shareholders' equity..................  $211,725      $ 172,185
                                                                        ========       ========

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           JULY 31,                JULY 31,
                                                      -------------------     -------------------
                                                        1997       1996         1997       1996
                                                      --------   --------     --------   --------
Net sales...........................................  $201,923   $101,048     $477,187   $295,481
Cost of sales.......................................   171,047     82,728      399,539    242,734
                                                      --------   --------     --------   --------
Gross profit........................................    30,876     18,320       77,648     52,747
                                                      --------   --------     --------   --------
Operating Expenses:
  Research and development..........................     2,496      1,405        6,390      4,327
  Sales, general and administrative.................     9,926      7,031       26,262     21,238
                                                      --------   --------     --------   --------
          Total operating expenses..................    12,422      8,436       32,652     25,565
                                                      --------   --------     --------   --------
Income from operations..............................    18,454      9,884       44,996     27,182
Other income, net...................................       412        568        1,421      1,428
                                                      --------   --------     --------   --------
Income before provision for income taxes............    18,866     10,452       46,417     28,610
Provision for income taxes..........................     6,414      3,831       15,787     10,586
                                                      --------   --------     --------   --------
Net income..........................................  $ 12,452   $  6,621     $ 30,630   $ 18,024
                                                      ========   ========     ========   ========
Net income per share................................  $   0.57   $   0.31     $   1.42   $   0.87
                                                      ========   ========     ========   ========
Weighted average common and common equivalent shares
  outstanding.......................................    21,810     21,061       21,637     20,784
                                                      ========   ========     ========   ========

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                 (IN THOUSANDS)

                                                                             1997       1996
                                                                           --------   --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES......................  $ (6,104)  $  5,804
                                                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale............................    (5,810)        --
  Maturities of investments available-for-sale...........................     4,718         --
  Purchases of property and equipment....................................   (12,915)    (2,581)
  Proceeds from sale of property and equipment...........................        90         --
                                                                           ---------  ---------
     Net cash used in investing activities...............................   (13,917)    (2,581)
                                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lines of credit..........................................        --     16,521
  Payments on lines of credit............................................        --    (19,900)
  Proceeds from long-term debt...........................................        --         18
  Payments on long-term debt.............................................        --        (24)
  Payments of capital lease obligations..................................    (1,202)    (1,015)
  Proceeds from sale of common stock.....................................     2,231     33,365
                                                                           ---------  ---------
     Net cash provided by financing activities...........................     1,029     28,965
                                                                           ---------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....................   (18,992)    32,188
CASH AND CASH EQUIVALENTS, beginning of period...........................    52,568     13,059
                                                                           ---------  ---------
CASH AND CASH EQUIVALENTS, end of period.................................  $ 33,576   $ 45,247
                                                                           =========  =========

See the accompanying notes to these consolidated condensed financial statements.

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

     The Interim Consolidated Condensed Financial Statements for the third quarter of fiscal 1997 reflect, in the opinion of management, all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such period. The Interim Consolidated Condensed Financial Statements for fiscal 1996 are provided for information purposes only. The results of operations for the three and nine month periods ended July 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 31, 1997, or any other future periods.

  Revenue Recognition

     Revenue is recognized upon shipment to the customer. The Company provides for estimated future returns for inventory rebalancing, stock rotation, established price protection arrangements and the estimated costs of warranty at the time of sale.

  Net Income Per Share

     Net income per share has been computed using the weighted average number of shares of common stock, common equivalent shares from convertible preferred stock using the if converted method at date of issuance and common equivalent shares from stock options outstanding using the treasury stock method. Pursuant to certain Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the twelve month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented through the quarter in which the Company's initial public offering was completed.

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128), "Earnings Per Share," which the Company will be required to adopt on a retroactive basis in the first quarter of fiscal 1998. The pro forma effect of SFAS No. 128 for the third quarter is as follows:

                                                       THREE MONTHS         NINE MONTHS
                                                           ENDED               ENDED
                                                         JULY 31,            JULY 31,
                                                      ---------------     ---------------
                                                       1997     1996       1997     1996
                                                      ------   ------     ------   ------
        Reported earnings per share.................  $ 0.57   $ 0.31     $ 1.42   $ 0.87
        Basic earnings per share (pro forma)........  $ 0.64   $ 0.36     $ 1.60   $ 1.00
        Diluted earnings per share (pro forma)......  $ 0.57   $ 0.31     $ 1.42   $ 0.87

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):


                                                         JULY 31,    OCTOBER 31,
                                                           1997          1996
                                                         --------    -----------
                Raw materials........................    $28,878       $21,553
                Work-in-process......................      6,428         9,267
                Finished goods.......................     15,175         8,181
                                                         -------       -------
                Total................................    $50,481       $39,001
                                                         =======       =======

 2. LINES OF CREDIT:

     In June 1997, the Company entered into an unsecured revolving bank line of credit agreement which expires in May 1998. Borrowings under this agreement are limited to $20.0 million and bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants. As of July 31, 1997, no borrowings were outstanding under this agreement.

     At October 31, 1996, the Company had two revolving line of credit agreements which expired according to their terms in May 1997. Borrowings under these agreements were limited to $7.5 million and $12.5 million, respectively, and had respective interest rates at prime and at 2.6% above the rate for 30-day commercial paper. Both agreements were secured by substantially all of the Company's assets and required that the Company maintain specified levels of tangible net worth and comply with certain other covenants. No borrowings were outstanding under these agreements as of October 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to other areas of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the fourth and fifth paragraphs of the Overview Section, the first paragraph of the Gross Profit Section, the first paragraph of the Research and Development Section, the first paragraph of the Sales, General and Administrative Section, and the first and third paragraphs of the Liquidity and Capital Resources Section contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results." In particular, note the factors entitled "Significant Customer Concentration," "Product Concentration; Dependence on Memory Market," "Dependence on Semiconductor, Computer, Telecommunications and Networking Industries," "Intense Competition," "Fluctuations in Operating Results," "Dependence on Sole or Limited Sources of Supply" and "Rapid Technological Change." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

OVERVIEW:

     SMART Modular Technologies, Inc., a California corporation (the "Company" or "SMART"), commenced operations in 1989 and initially focused on the design and manufacture of standard memory modules for OEMs and semiconductor manufacturers. Standard memory modules implement industry standard specifications, primarily utilize DRAM and are designed to be incorporated into a wide variety of electronic equipment. In 1991, the Company expanded its design, manufacturing and marketing efforts to offer specialty memory modules and PC card memory products. The Company expanded its PC card communication product line through the acquisition of Apex Data, Inc., a Delaware corporation ("Apex"), in July 1995. The Company further expanded its product line to include embedded computer modules through the acquisition of RISQ Modular Systems, Inc., a California corporation ("RISQ"), in July 1996.

     The Company's net sales and gross profit have increased substantially over the last three fiscal years. Over the last seven fiscal quarters, SMART's gross margin has ranged from 15.3% to 18.3%. One of the primary factors affecting gross margin has been the proportion of the Company's memory products manufactured on either a turnkey or consignment basis. Products manufactured on a turnkey basis are designed and manufactured by the Company with purchased memory devices. Products manufactured on a consignment basis are generally designed and manufactured by the Company with memory devices which are owned and supplied by the customer. While products manufactured on a turnkey basis typically have lower gross margin than products manufactured on a consignment basis, products manufactured on a turnkey basis generally contribute greater net sales and higher gross profit per unit than products manufactured on a consignment basis. Currently, a substantial majority of the Company's net sales is derived from sales of products manufactured on a turnkey basis.

     The other primary factor affecting the Company's gross margin has been the mix between sales of specialty memory modules, standard memory modules, PC cards and embedded computer modules. A majority of the Company's net sales are currently derived from the sales of its standard memory modules, which typically have lower gross margin than the Company's specialty memory modules. The Company's embedded computer modules currently generate the Company's highest gross margin, followed by the Company's PC card communication products. Both of these product lines currently contribute a relatively small portion of the Company's net sales.

     The Company expects that its gross margin will continue to vary based on these and other factors, including changes in the selling prices for its products, pricing by competitors and suppliers and the level of manufacturing efficiencies achieved. Selling prices of certain of SMART's products have declined in the past and SMART expects that some prices will continue to decline in the future. Accordingly, SMART's ability to maintain or increase gross profit and gross margin will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities and with gross margin sufficient to compensate for the anticipated declines in selling prices.

     The Company primarily sells its products to OEMs and semiconductor manufacturers in the computer, networking and telecommunications industries. For the nine months ended July 31, 1997, fiscal 1996 and fiscal 1995, the Company's ten largest customers accounted for 86%, 71% and 68% of the Company's net sales, respectively. For the nine months ended July 31, 1997, the Company's three largest customers were Compaq Computer Corporation ("Compaq"), Cisco Systems, Inc. ("Cisco") and Hewlett-Packard Company ("Hewlett-Packard"), which accounted for 50%, 13% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM Corporation ("IBM"), which accounted for 19%, 15% and 12% of net sales, respectively. In fiscal 1995, the Company's three largest customers were Cisco, IBM and Hewlett-Packard, which accounted for 18%, 15% and 10% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. The Company has added new OEM customers and programs in recent periods and its strategy is to increase its sales to both existing and new OEM customers. In addition, the Company's strategy calls for further expansion of its geographic operations, particularly in Europe. International sales accounted for 14%, 8% and 14% of the Company's net sales for the nine months ended July 31, 1997, fiscal 1996 and fiscal 1995, respectively.

     In July 1995, the Company expanded its PC card communication products with the acquisition of Apex. Apex designs and markets wireless and wireline communication card products into both the computer reseller and OEM channels. The Company acquired Apex in a stock for stock transaction that was accounted for as a pooling-of-interests. Accordingly, the Company's historical results of operations include Apex's historical results of operations.

     In July 1996, the Company expanded its specialized technical capabilities with the acquisition of RISQ. RISQ designs and manufactures embedded computer modules and products in both standard and custom form factors for OEMs in the telecommunications, networking, industrial control and image processing markets. The Company acquired RISQ in a stock for stock transaction that was accounted for as a pooling-of-interests. Given the immateriality of this acquisition to the Company's consolidated financial position and results of operations, RISQ has been included in the Company's consolidated results of operations as of the beginning of fiscal 1996 (November 1, 1995) and amounts presented for periods prior to fiscal 1996 have not been restated to include RISQ's historical results of operations.

RESULTS OF OPERATIONS:

     The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales:

                                                               THREE MONTHS         NINE MONTHS
                                                                   ENDED               ENDED
                                                                 JULY 31,            JULY 31,
                                                              ---------------     ---------------
                                                              1997      1996      1997      1996
                                                              -----     -----     -----     -----
Net sales.................................................    100.0%    100.0%    100.0%    100.0%
Cost of sales.............................................     84.7      81.9      83.7      82.1
                                                              -----     -----     -----     -----
Gross profit..............................................     15.3      18.1      16.3      17.9
Operating expenses:
  Research and development................................      1.2       1.4       1.3       1.5
  Sales, general and administrative.......................      4.9       7.0       5.5       7.2
                                                              -----     -----     -----     -----
          Total operating expenses........................      6.2       8.3       6.8       8.7
                                                              -----     -----     -----     -----
Income from operations....................................      9.1       9.8       9.4       9.2
Other income, net.........................................      0.2       0.6       0.3       0.5
                                                              -----     -----     -----     -----
Income before provision for income taxes..................      9.3      10.3       9.7       9.7
Provision for income taxes................................      3.2       3.8       3.3       3.6
                                                              -----     -----     -----     -----
Net income................................................      6.2%      6.6%      6.4%      6.1%
                                                              =====     =====     =====     =====

  NET SALES

     Net sales consist of sales of specialty and standard memory products, PC cards, embedded computer modules and communication card products, less returns and discounts. Net sales for the third quarter of fiscal 1997 increased 100.0% to $201.9 million from $101.0 million for the same period of fiscal 1996. Net sales for the nine months ended July 31, 1997 increased 61.5% to $477.2 million from $295.5 million for the comparable period of fiscal 1996. The increase in net sales for both the three and nine month periods ended July 31, 1997 reflects an overall increase in demand for the Company's products from new customers and certain existing customers as compared to the same periods of fiscal 1996. In addition, increases in sales of products manufactured on a turnkey basis as compared to products manufactured on a consignment basis further contributed to the increase in net sales as compared to the same periods of fiscal 1996.

  GROSS PROFIT

     Cost of sales includes the costs of semiconductor devices and other components and materials purchased by the Company for its products, as well as the direct labor and overhead costs associated with manufacturing. Gross profit increased 68.5% to $30.9 million for the third quarter of fiscal 1997 from $18.3 million for the same period of fiscal 1996. Gross margin decreased to 15.3% for the third quarter of fiscal 1997 from 18.1% for the comparable period of fiscal 1996. Gross profit for the nine months ended July 31, 1997 increased 47.2% to $77.6 million from $52.7 million for the comparable period of fiscal 1996. Gross margin decreased to 16.3% for the first nine months of fiscal 1997 from 17.9% for the comparable period of fiscal 1996. The decrease in gross margin for the three and nine month periods ended July 31, 1997 was due in large part to an increase in the proportion of products manufactured on a turnkey basis versus those products manufactured on a consignment basis as compared to the same periods of fiscal 1996. Further contributing to the decline in gross margin was an increase in the proportion of the Company's net sales derived from its lower margin standard memory products as compared to the same periods of fiscal 1996. The Company currently anticipates that a substantial majority of the Company's memory products will continue to be manufactured on a turnkey basis in the near term.

  RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Research and development expenses increased 77.7% to $2.5 million for the third quarter of fiscal 1997 from $1.4 million during the same period of fiscal 1996 and totaled 1.2% and 1.4% of net sales for the third quarter of fiscal 1997 and fiscal 1996, respectively. For the nine months ended July 31, 1997, research and development expenses increased 47.7% to $6.4 million from $4.3 million for the comparable period of fiscal 1996. Research and development expenses totaled 1.3% and 1.5% of net sales for the first nine months of fiscal 1997 and fiscal 1996, respectively. The Company expects that its research and development expenses will increase in absolute dollars in future periods to the extent that the Company expands its research and development efforts.

  SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. Sales, general and administrative expenses incurred during the third quarter of fiscal 1997 totaled $9.9 million, representing an increase of 41.2% from $7.0 million for the same period of fiscal 1996. Sales, general and administrative expenses totaled 4.9% and 7.0% of net sales for the third quarter of fiscal 1997 and fiscal 1996, respectively. Sales, general and administrative expenses increased 23.7% to $26.3 million during the first nine months of fiscal 1997 from $21.2 million for the comparable period of fiscal 1996. Sales, general and administrative expenses totaled 5.5% and 7.2% of net sales for the first nine months of fiscal 1997 and fiscal 1996, respectively. The decrease in sales, general and administrative expenses as a percentage of net sales was principally due to the growth in net sales generated by certain OEM customers, which sales generally require lower incremental levels of selling and marketing expenses. The Company expects that its sales, general and administrative expenses will increase in absolute dollars in future periods to the extent that the Company expands its staffing, information systems and other systems and personnel in connection with the expansion of the Company's infrastructure.

  OTHER INCOME, NET

     Other income, net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its lines of credit and interest paid on certain lease obligations. Interest income results from investment of cash balances. As compared to the same periods of fiscal 1996, interest income earned during the three and nine month periods ended July 31, 1997 declined due to lower cash balances.

  PROVISION FOR INCOME TAXES

     Provisions for income taxes were $6.4 million and $3.8 million for the third quarter of fiscal 1997 and fiscal 1996, respectively, resulting in effective tax rates of 34.0% and 36.7%, respectively. For the first nine months of fiscal 1997 and fiscal 1996, the Company provided $15.8 million and $10.6 million for income taxes, respectively, resulting in effective tax rates of 34.0% and 37.0%, respectively. The decrease in the Company's consolidated effective tax rate for the three and nine month periods ended July 31, 1997 was principally due to an increase in the amount of income contributed to the Company from its Puerto Rican and international operations as compared to the same periods of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES:

     Since inception, SMART has used funds generated primarily from operations, certain borrowings, capital leases and equity financings to support its operations, acquire capital equipment and finance inventory and accounts receivable. The Company used cash from operating activities totaling $6.1 million for the nine months ended July 31, 1997 as a result of increases in inventories and accounts receivable, as compared to cash provided by operations totaling $5.8 million for the comparable period of fiscal 1996. At July 31, 1997, the Company had $43.2 million of cash, cash equivalents and short-term investments, and $99.7 million of working capital. At October 31, 1996, the Company had $61.1 million of cash, cash equivalents and short-term investments and $74.3 million of working capital. The Company primarily funds its liquidity require-ments from amounts borrowed under its existing line of credit and utilization of existing cash balances. The Company expects to fund any future liquidity requirements from a combination of available cash balances, the proceeds from its pending secondary public offering and certain short-term borrowings under its line of credit. The Company currently anticipates that its working capital requirements will continue to increase in future periods to the extent that the Company's operations continue to expand.

     The Company has a revolving line of credit agreement (the "Credit Line") with a term expiring May 30, 1998. Borrowings under the Credit Line are limited to $20.0 million. Borrowings under the Credit Line bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants. The Credit Line is unsecured and no borrowings were outstanding under the Credit Line as of July 31, 1997.

     Capital expenditures totaled $12.9 million for the nine months ended July 31, 1997 and $9.0 million for fiscal 1996. These expenditures were primarily for manufacturing and test equipment and the expansion of the Company's existing manufacturing facilities. SMART anticipates spending between $18.0 million and $20.0 million on capital expenditures in fiscal 1997 related to the continued expansion of the Company's manufacturing facilities and related equipment.

     SMART has entered into certain capital lease arrangements. The outstanding principal on these obligations was $1.5 million and $2.7 million at July 31, 1997 and October 31, 1996, respectively.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

     The Company's business, financial condition and results of operations could be impacted by a number of factors including without limitation the following factors.

  SIGNIFICANT CUSTOMER CONCENTRATION

     A relatively small number of customers have accounted for a significant percentage of the Company's net sales. For the nine months ended July 31, 1997, fiscal 1996 and fiscal 1995, the Company's ten largest customers accounted for 86%, 71% and 68% of net sales, respectively. For the nine months ended July 31, 1997, the Company's three largest customers were Compaq, Cisco and Hewlett-Packard, which accounted for 50%, 13% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM, which accounted for 19%, 15% and 12% of net sales, respectively. In fiscal 1995, the Company's three largest customers were Cisco, IBM and Hewlett-Packard, which accounted for 18%, 15% and 10% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented under 10% of net sales in fiscal 1996 and fiscal 1995, represented 50% of the Company's net sales in the first nine months of fiscal 1997. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has no firm long-term volume commitments from any of its major customers and generally enters into individual purchase orders with its customers, in certain cases under master agreements governing the terms and conditions of the relationship. The Company has experienced cancellations of orders and fluctuations in order levels from period to period and expects it will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. In addition, under the terms of the Company's master agreement with Compaq, the Company has granted Compaq certain rights to manufacture the Company's memory module products and a license to certain intellectual property rights of the Company, which Compaq may exercise under certain circumstances if the Company does not have the manufacturing capacity to satisfy Compaq's forecasted production requirements. Moreover, the Company's business, financial condition and results of operations will depend in significant part on its ability to obtain orders from new customers, as well as on the financial condition and success of its customers. Therefore, any adverse factors affecting any of the Company's major customers or their customers could have a material adverse effect on the Company's business, financial condition and results of operations.

  PRODUCT CONCENTRATION; DEPENDENCE ON MEMORY MARKET

     A substantial majority of the Company's net sales is derived from memory products. The market for memory products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. During fiscal 1996, there were significant declines in DRAM and SRAM semiconductor prices and declines in Flash semiconductor prices. Since the fiscal 1996 year end, there have been continued declines in certain DRAM and Flash semiconductor prices. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, future price declines could have a material adverse effect on the Company's business, financial condition and results of operations.

  DEPENDENCE ON SEMICONDUCTOR, COMPUTER, TELECOMMUNICATIONS AND NETWORKING INDUSTRIES

     The Company may experience substantial period-to-period fluctuations in future operating results due to factors affecting the semiconductor, computer, telecommunications and networking industries. From time to time, each of these industries has experienced downturns, often in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in growth in any one of these industries could have a material adverse impact on the demand for the Company's products and therefore a material adverse effect on the Company's business, financial condition and results of operations. Moreover, changes in end user demand for the products sold by any individual OEM customer can have a rapid and exaggerated effect on demand for the Company's products from that customer in any given period, particularly in the event that the OEM customer has accumulated excess inventories of products purchased from the Company. There can be no assurance that the Company's net sales and results of operations will not be materially and adversely affected in the future due to changes in demand from individual customers or cyclical changes in the semiconductor, computer, telecommunications, networking or other industries utilizing the Company's products.

  INTENSE COMPETITION

     The memory module, PC card and embedded computer subsystem industries are intensely competitive. Each of these markets includes a large number of competitive companies, several of which have achieved a substantial market share. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Micron Electronics, Inc. (a subsidiary of Micron Technology, Inc.) and Samsung Electronics Company Ltd. ("Samsung"). The Company also competes with independent memory module manufacturers, including Celestica Inc., PNY Electronics, Inc. and Simple Technology Incorporated. In the computer systems reseller market for memory modules, the Company primarily competes with companies such as Kingston Technology, Inc., Viking Technology, Inc. and Vision Tek, Inc. In the PC card market, the Company competes with Hayes Communications, Inc. and U.S. Robotics, Inc. (a subsidiary of 3Com Corporation), among others. In the embedded computer subsystem market, the Company competes with

Force Computers Inc. (a subsidiary of Solectron), Motorola, Inc. and Radisys Corporation, among others. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, certain of the Company's competitors, such as Samsung, are significant suppliers to the Company. These suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration. The Company also faces competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company participates.

     The Company expects its competitors to continue to improve the performance of their current products, to reduce their current product sales prices and to introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of the Company's products. There can be no assurance that enhancements to or future generations of competitive products will not be developed that offer better prices or technical performance features than the Company's products. To remain competitive, the Company must continue to provide technologically advanced products and manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing and testing costs and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower prices and gross margin, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future.

  FLUCTUATIONS IN OPERATING RESULTS

     The Company's results of operations and gross margin have fluctuated significantly from period to period in the past and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may in the future affect the Company's results of operations include the loss of a principal customer or the reduction in orders from a customer due to excess product inventory accumulation by such customer, adverse changes in the mix of products sold by the Company and the inability to procure required components. Other factors that may affect the Company's results of operations in the future include fluctuating market demand for and declines in the selling prices of the Company's products, market acceptance of new products and enhanced versions of the Company's products, delays in the introduction of new products and enhancements to existing products, and manufacturing inefficiencies associated with the start up of new product introductions. In addition, the Company's operating results may be affected by the timing of new product announcements and releases by the Company or its competitors, the timing of significant orders, the ability to produce products in volume, delays, cancellations or reschedulings of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of the Company's inventories due to unexpected price declines, unexpected product returns, the timing of expenditures in anticipation of increased sales, cyclicality in the Company's targeted markets, and expenses associated with acquisitions. In particular, declines in DRAM, SRAM and Flash semiconductor prices could affect the valuation of the Company's inventory which could result in adverse changes in the Company's business, financial condition and results of operations. The concentration of the Company's assets in its Fremont, California facility could make the Company's exposure to business disruptions greater than if the Company's assets were more geographically dispersed.

     The Company's net sales and gross margin has varied and will continue to vary significantly based on a variety of factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's existing products have declined in the past and the Company expects that prices will continue to decline in the future. In particular, during fiscal 1996, the selling prices of the Company's existing products declined due to significant declines in DRAM and SRAM semiconductor prices and declines in Flash semiconductor prices. Moreover, since the fiscal 1996 year end, declines in the selling prices of certain of the Company's existing products have continued due to further declines in certain DRAM and Flash semiconductor prices. Because a substantial portion of the Company's turnkey sales are attributable to the resale of semiconductor devices, a continued decline in the prices of these components could have a material adverse effect on the Company's net sales. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its growth. The Company expects that its business will experience more significant seasonality as it expands its sales and marketing efforts in Europe.

     Sales of the Company's individual products and product lines toward the end of a product's life cycle are typically characterized by steep declines in sales, pricing and gross margin, the precise timing of which may be difficult to predict. The Company could experience unexpected reductions in sales of products as customers anticipate new product purchases. In addition, to the extent that the Company manufactures products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders during a period of either declining product selling prices or decreasing demand, the Company could experience an unanticipated decrease in sales of products. These factors could give rise to charges for obsolete or excess inventory, returns of products by distributors, or substantial price protection charges or discounts. In the past, the Company has had to write-down and write-off excess or obsolete inventory. To the extent that the Company is unsuccessful in managing product transitions, its business, financial condition and results of operations could be materially and adversely affected.

     The need for continued significant expenditures for capital equipment purchases, research and development and ongoing customer service and support, among other factors, will make it difficult for the Company to reduce its operating expenses in any particular period if the Company's expectations for net sales for that period are not met. The Company has significantly increased its expense levels to support its recent growth, and there can be no assurance that the Company will maintain its current level of net sales or rate of growth for any period in the future. Accordingly, there can be no assurance that the Company will be able to continue to be profitable. The Company believes that period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future period the Company's operating results will be below the expectations of public market analysts or investors. In such event, the market price of the Company's securities would be materially and adversely affected.

  DEPENDENCE ON SOLE OR LIMITED SOURCES OF SUPPLY

     The Company is dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in the Company's products. In particular, the Company is dependent in significant part upon certain limited or sole source suppliers for critical components in the Company's memory module, PC card and embedded computer module products. The Company also depends on sole source third party manufacturers to produce certain of the Company's embedded computer module products. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including DRAM, SRAM and Flash memory. The Company has experienced and may continue to experience delays in component deliveries and quality problems with respect to certain component deliveries which have caused and could in the future cause delays in product shipments and have required and could in the future require the redesign of certain products. The Company generally has no written agreements with its suppliers. There can be no assurance that the Company will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, could increase costs and/or prices and could have a material adverse effect on the Company's business, financial condition and results of operations.

  MANAGEMENT OF GROWTH; EXPANSION OF OPERATIONS

     The Company has significantly expanded its operations over the last several years. This growth has resulted in a significant increase in responsibility for existing management which has placed, and may continue to place, a significant strain on the Company's limited personnel and management, manufacturing and other resources. The Company's ability to manage the recent and any possible future growth will require a significant expansion of its manufacturing capacity, accounting and other internal management systems and the implementation of a variety of procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

     In connection with the Company's recent growth, the Company's operating expenses have increased significantly, and the Company anticipates that operating expenses will continue to increase in absolute dollars in the future. In particular, in order to continue to provide quality products and customer service and to meet any anticipated demand of its customers, the Company will be required to continue to increase staffing and other expenses, including expenditures on capital equipment, sales and marketing. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, the Company's business, financial condition and results of operations would be materially and adversely affected. Certain customers have required and may continue to require rapid increases in production and accelerated delivery schedules which have placed and may continue to place a significant burden on the Company's resources. In order to achieve anticipated sales levels and profitability, the Company will continue to be required to manage its assets and operations efficiently. In addition, should the Company continue to expand geographically, it may experience certain inefficiencies from the management of geographically dispersed facilities.

     The Company anticipates that future demand for its products will require expansion of its current operations and the addition of new production lines in the future. Specifically, the Company currently expects that it will relocate its manufacturing operations in Puerto Rico from a 23,000 square foot facility in Arecibo, Puerto Rico into a new 83,000 square foot facility in Aguada, Puerto Rico. Should the Company's relocation to this facility be delayed or should the Company experience any unexpected disruptions associated with this transition, the Company's results of operations could be materially and adversely affected. There can be no assurance that any such expansion will be completed successfully.

  RAPID TECHNOLOGICAL CHANGE

The semiconductor, computer, telecommunications and networking industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to invest significant amounts of resources for research and development efforts, to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis and to respond to changing customer requirements that meet evolving industry standards. For example, the semiconductor memory market is currently transitioning from fast page mode and EDO memory to SDRAM, and the industry standard modem is currently changing from a 33.6 kbps synchronous modem to a 56 kbps asynchronous modem. The Company is currently focusing its research and development resources on the development of SDRAM, Flash and SRAM products, 56 kbps asynchronous modem products and various embedded computer modules. The success of the Company in developing new and enhanced products will depend upon a variety of factors, including integration of the various elements of its complex technology, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, availability of production capacity, achievement of acceptable manufacturing yields and product performance, quality and reliability. The Company has experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in the Company's products after commencement of commercial shipments, which could result in the delay in market acceptance of such products. The inability of the Company to introduce new products or enhancements that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

  DEPENDENCE ON KEY PERSONNEL

     The Company's future operating results depend in significant part upon the continued contributions of its key technical and senior management personnel, many of whom would be difficult to replace. None of such persons, including the executive officers, has an employment agreement with the Company. The Company's future operating results also depend in significant part upon its ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. The Company is actively recruiting such personnel. However, competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for the Company to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract, train and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could materially and adversely affect the Company's business, financial condition and results of operations.

  INTERNATIONAL SALES

     International sales accounted for 14%, 8% and 14% of net sales in fiscal 1995, fiscal 1996 and the first nine months of fiscal 1997, respectively. The Company anticipates that international sales will increase in future periods and will account for an increasing portion of net sales. As a result, an increasing portion of the Company's sales will be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the United States or other countries. Because sales of the Company's products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Some of the Company's customer purchase orders and agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

  UNCERTAINTY REGARDING PROTECTION OF PROPRIETARY RIGHTS

     In the semiconductor, computer, telecommunications and networking industries, it is typical for companies to receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. While there is currently no material pending intellectual property litigation involving the Company, the Company has been and may from time to time continue to be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by third parties. There can be no assurance that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights.

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

     There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future. The Company has entered into license agreements in the past regarding certain alleged infringement claims asserted by third parties. If any other claims or actions are asserted against the Company, the Company may again seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the intellectual property. In addition, should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially and adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

     The Company attempts to protect its intellectual property rights through a variety of measures including non-disclosure agreements, trademarks, trade secrets and to a lesser extent, patents. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights.

  RISKS ASSOCIATED WITH ACQUISITIONS

     As part of its business strategy, the Company expects to make acquisitions of, or significant investments in, businesses that offer complementary products and technologies. Any such future acquisitions or investments would expose the Company to the risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations, information systems and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired employees and customers, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company's business, financial condition and results of operations.

  VOLATILITY OF STOCK PRICES

     There has been a history of significant volatility in the market prices of the common stock of technology companies, including the Common Stock of the Company, and it is likely that the market price of the Company's Common Stock will continue to be subject to significant fluctuations. Factors such as the timing and market acceptance of new product introductions by the Company, demand for products of the Company's customers, the introduction of new products by the Company's competitors, variations in quarterly operating results, changes in securities analysts' recommendations regarding the Company's Common Stock, developments in the technology industry and general economic conditions may have a significant impact on the market price of the Company's Common Stock. In addition, the equity markets in recent years have experienced significant price and volume fluctuations that have affected the market prices of technology companies and that have often been unrelated to the operating performance of such companies.

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

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended July 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          SMART MODULAR TECHNOLOGIES, INC.

                                          By:      /s/ DAVID B. MULLIN
                                            ------------------------------------
                                                      David B. Mullin
                                                Vice President, Finance and
                                                  Chief Financial Officer
                                                 (Principal Financial and)
                                                    Accounting Officer)

Date: August 28, 1997

                        SMART MODULAR TECHNOLOGIES, INC.

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                                           EXHIBITS
----------       ----------------------------------------------------------------------------
    2.1(1)       Agreements and Plan of Reorganization among the Registrant, Apex Data, Inc.
                 and SMART Acquisition Inc. dated April 24, 1995.
    3.1(1)       Registrant's Amended and Restated Articles of Incorporation.
    3.2(1)       Registrant's Amended Bylaws.
    4.1(1)       Registration Rights Agreement dated July 26, 1995.
    4.2(1)       Registrant's specimen stock certificate.
    4.3(3)       Termination to the Registration Rights Agreement dated July 26, 1995.
   10.1(1)       1989 Incentive Stock Plan, as amended, and forms of agreements attached thereto.
   10.2(1)       1995 Employee Stock Purchase Plan, and forms of agreements attached thereto.
   10.3(1)       1995 Director Option Plan, and forms of agreements attached thereto.
   10.4(1)       1995 Stock Plan, and forms of agreements attached thereto.
   10.5(1)       Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees.
   10.6(1)       Standard Triple Net Industrial Lease between the Registrant and Pactel
                 Properties dated November 18, 1991.
   10.7(1)       First Amendment to Lease between the Registrant and Pactel Properties dated
                 July 19, 1993.
   10.8(1)       Second Amendment to Lease between the Registrant and Riggs National Bank of
                 Washington, D.C. as Trustee of the Multi-Employer Property Trust Northport
                 Business Park, a National Banking Association dated May 31, 1994.
   10.9(1)       Third Amendment to Lease between the Registrant and Riggs National Bank of
                 Washington, D.C. as Trustee of the Multi-Employer Property Trust Northport
                 Business Park, a National Banking Association dated November 1994.
  10.10(1)       Standard Triple Net Industrial Lease between the Registrant and Riggs
                 National Bank of Washington, D.C., as Trustee of the Multi-Employer Property
                 Trust, dated June 18, 1995.
  10.11(1)       Lease Contract between the Registrant and The Puerto Rico Industrial
                 Development Company dated April 24, 1995.
  10.12(1)       Note, Loan and Security Agreement between the Registrant and Merrill Lynch
                 Business Financial Services Inc. dated May 19, 1993.
  10.13(1)       Letter Agreement between the Registrant and Merrill Lynch Business Financial
                 Services Inc. dated December 28, 1994.
  10.14(1)       Letter Agreement between the Registrant and Merrill Lynch Business Financial
                 Services Inc. dated June 27, 1995.
  10.15(1)       Intercreditor Agreement among the Registrant, Merrill Lynch Business
                 Financial Services Inc. and Imperial Bank dated June 27, 1995.
  10.16(1)       Security and Loan Agreement between the Registrant and Imperial Bank dated
                 July 19, 1995.
 *10.17(1)       License and Supply Agreement between the Registrant and Krypton Isolation,
                 Inc. dated July 22, 1994.
  10.18(1)       Warrant Purchase Agreement between the Registrant and Krypton Isolation,
                 Inc. dated July 27, 1994.
  10.19(1)       Holders' Agreement dated July 27, 1994 by and among Krypton Isolation, Inc.
                 and certain individuals and entities identified on Exhibit A attached thereto.
  10.20(1)       Common Stock Purchase Agreement dated July 27, 1994 by and among Krypton
                 Isolation, Inc. and the individuals identified on Exhibit A attached thereto.

 EXHIBIT
  NUMBER                                           EXHIBITS
----------       ----------------------------------------------------------------------------
  10.21(1)       First Amendment to the Krypton Isolation, Inc. Warrant to Purchase 2,000,000
                 Shares of Series A Preferred Stock between the Registrant and Krypton
                 Isolation, Inc. dated October 24, 1995.
  10.22(1)       Letter of Intent dated as of October 24, 1995 by and among Krypton
                 Isolation, Inc., the Registrant and certain individuals identified on the signature pages thereto.
**10.23(2)       License and Supply Agreement between the Registrant and Krypton Isolation,
                 Inc. dated January 29, 1996.
  10.24(2)       Warrant Purchase Agreement between the Registrant and Krypton Isolation,
                 Inc. dated January 29, 1996.
  10.25(2)       First Amended and Restated Holders' Agreement dated January 29, 1996 by and among Krypton Isolation, Inc. and certain individuals and entities identified on Exhibit A attached thereto.
  10.26(2)       Common Stock Agreement dated January 29, 1996 by and among Krypton
                 Isolation, Inc. and the entities identified on Exhibit A attached thereto.
  10.27(2)       First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated January 29, 1996.
  10.28(3)       1989 Incentive Stock Plan, as amended, dated March 25, 1996.
  10.29(4)       Fourth Amendment to Lease between the Registrant and Riggs Bank N.A. dated
                 September 27, 1996.
     10.30       Revolving Line of Credit Note between the Registrant and Wells Fargo Bank,
                 National Association dated May 29, 1997.
     10.31       Credit Agreement between the Registrant and Wells Fargo Bank, National
                 Association dated May 29, 1997.
     10.32       Subfeature Note between the Registrant and Wells Fargo Bank, National
                 Association dated May 29, 1997.
      27.1       Financial Data Schedule for the Quarter Ended July 31, 1997.

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

(4) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q filed June 16, 1997.

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