Form 10-K
period 1997-10-31
SMART MODULAR TECHNOLOGIES INC
filed 1998-01-29
CIK 1001840

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997,

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                    .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $649,490,000 as of January 5, 1998 based upon the closing price on the Nasdaq National Market System reported for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Number of Shares of common stock outstanding as of January 5, 1998:
42,560,489

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference to Part III of this Form 10-K: Proxy Statement for Registrant's Annual Meeting of Shareholders to be held March 16, 1998.
================================================================================

                        SMART MODULAR TECHNOLOGIES, INC.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                                           PAGE
  Item 1.  Business......................................................................     3
  Item 2.  Properties....................................................................    13
  Item 3.  Legal Proceedings.............................................................    13
  Item 4.  Submission of Matters to Vote of Security Holders.............................    13

                                    PART II

  Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.........    14
  Item 6.  Selected Consolidated Financial Data..........................................    14
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................    16
  Item 8.  Financial Statements and Supplementary Data...................................    28
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure....................................................................    28

                                    PART III

 Item 10.  Directors and Executive Officers of the Registrant............................    29
 Item 11.  Executive Compensation........................................................    29
 Item 12.  Security Ownership of Certain Beneficial Owners and Management................    29
 Item 13.  Certain Relationships and Related Transactions................................    29

                                    PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    30
           Signatures....................................................................    33

                                     PART I

ITEM 1. BUSINESS

     SMART Modular Technologies, Inc., a California corporation ("SMART" or the "Company"), is a leading independent manufacturer of specialty and standard memory modules and Flash memory cards and also manufactures high performance embedded computer modules, as well as communication card solutions in PC card and other form factors. SMART offers more than 500 products to leading original equipment manufacturers ("OEMs") in the computer, networking and telecommunications industries. The Company's principal customers include Cisco Systems, Inc. ("Cisco"), Compaq Computer Corporation ("Compaq"), Data General Corporation ("Data General"), Fujitsu Microelectronics ("Fujitsu"), Hewlett-Packard Company ("Hewlett-Packard"), IBM Corporation ("IBM"), Motorola, Inc. ("Motorola"), NCR Corp. ("NCR") and Solectron Corp. ("Solectron").

     SMART has developed extensive design, manufacturing, testing and logistics expertise that the Company believes enables it to respond to its customers' rapidly changing product and service requirements; provide its customers with timely access to new higher speed or higher performance modules or subsystems; reduce its customers' time-to-market and capital requirements; and decrease its customers' production and inventory costs.

INDUSTRY BACKGROUND

     The demand for semiconductor memory devices and other subsystems in digital electronic systems has grown dramatically over the last several years as a result of the increasing importance of both of these components in determining system performance. The demand for greater overall system performance, as well as the increasing number and variety of electronic devices, has required that electronics manufacturers increase the number and functionality of memory devices and the performance of other subsystems.

     The factors contributing to the increasing demand for memory devices and communications and embedded computer subsystems include the expanding unit sales of PCs in the business and consumer market segments; the increasing use of PCs to perform memory-intensive graphics and multimedia functions; the volume of memory required to support faster microprocessors; the proliferation of increasingly complex operating system and applications software; the increased use of local area network and wide area network routing and switching equipment that incorporates complex memory and embedded computer subsystems; the growth in on-line communications, such as e-mail and the Internet; and, in general, the increasing performance requirements of workstations, servers and networking and telecommunications equipment.

     Memory integrated circuits ("ICs") and subsystems encompass several types of devices designed to perform specific functions within computer and other electronic systems. The three most significant categories of memory ICs are DRAM, SRAM and non-volatile memory, including Flash. DRAM provides large capacity "main" memory; SRAM provides specialized high speed memory; and Flash and other non-volatile memory provide low power memory that retains data after a system is turned off. Within each of these broad categories of memory products, semiconductor manufacturers are offering an increasing variety of memory devices that are designed for different application and performance requirements. For example, the variety of DRAM memory ICs has increased in recent years with the introduction and adoption of architectures such as SDRAM, Rambus DRAM, SGRAM, VRAM, FPM and EDO. This increase in the variety of memory ICs has placed greater demands on OEMs to maintain a current knowledge base and expertise. In addition, other specialized subsystems, such as modems, networking devices and embedded computer solutions, enable critical data transfer and data processing functions.

MARKETS

     Memory Module Market. Memory modules are compact circuit board assemblies consisting of DRAM, SRAM, Flash or other semiconductor memory devices and related circuitry. Electronic systems increasingly employ memory modules as building blocks in system design as a result of the many advantages memory modules offer OEMs and end users. The use of memory modules enables OEMs to easily configure a system with a variety of different levels of memory, thus increasing their flexibility to address multiple price points or applications with a single base system design. In addition, the use of memory modules enables OEMs to offer a relatively easy path for upgradeability of a PC or workstation, a feature of system design that is increasingly required by end users. To achieve this flexibility and upgradeability, both PC and communications OEMs frequently design their systems to use memory modules as a "daughter card," reducing the need to include memory devices on the motherboard. This design structure frees up space on the motherboard and enables the OEM to use a single motherboard as a common central element for a variety of different systems, resulting in significant cost savings. The use of memory modules further reduces costs by reducing OEMs' work-in-process inventories by allowing them to add expensive and increasingly diverse memory devices to products during the final stages of the manufacturing process.

     The market for memory modules includes both standard and specialty modules. The high volume standard memory module market includes modules that can be sourced from many module suppliers, and are designed to be incorporated into a wide variety of equipment. These modules employ designs meeting widely used industry specifications and are available with a variety of options to address the needs of multiple OEMs. Standard memory modules are typically used in desktop PCs and printers and are sold both to OEMs and through computer resellers directly to end users.

     Specialty memory modules include both custom and application specific modules. The varying requirements of different electronic systems and the increased number of memory device options have resulted in a market for specialized memory modules that are designed to enhance the performance of a particular system or a set of applications. These modules are based on either DRAM, SRAM or Flash technologies and may include additional control circuitry. Specialty memory modules are typically sourced from a limited number of suppliers. Application specific and custom memory modules are generally used in mobile computers, workstations and telecommunications devices, such as routers and switches, and are primarily sold to OEMs.

     Communication Card Market. Communication cards come in PC card, desktop (ISA and PCI) and proprietary form factors. PC cards are small form factor cards conforming to the Personal Computer Memory Card International Association ("PCMCIA") standards and are used as peripheral devices in products such as notebook and subnotebook computers, personal digital assistants ("PDAs"), cellular phones, pagers and digital cameras. The Company believes that growth in the mobile computing market will expand the market for mobile computing peripherals and communications (wireline and wireless data/fax modems). Increasingly important aspects of PC card modem functionality are the abilities to be easily configurable for use internationally and to provide high speed connections over wireline and wireless networks such as ISDN, switched cellular, digital cellular (GSM and CDMA) and personal communications services (PCS).

     Embedded Computer Subsystem Market. Unlike PCs or workstations that serve as general purpose computers, embedded computer subsystems are integrated into larger systems and perform a single function or a closely related group of functions such as input/output ("I/O") and data processing with high degrees of repeatability, accuracy and reliability. Embedded computer subsystems are incorporated into an ever-increasing array of products used in a variety of markets, including telecommunications, networking, imaging, simulation, command and control, industrial control and desktop publishing. Examples of embedded computer subsystem applications include Digital Satellite Systems, set-top boxes, video games, laser printers, scanners, network routers and switches, robots, computer guided missiles, paint mixing systems, medical imaging analyzers, automated toll collection systems and Global Positioning System receivers. With current market conditions requiring shorter design cycles and the options for implementation becoming more varied and complex, OEMs are increasingly outsourcing their requirements for embedded computer subsystems to specialists that complement the value added by the OEM.

     Opportunity for Manufacturers of Memory Modules and Subsystems. As the variety of memory devices and subsystems available to address specific applications has expanded, the design and manufacture of memory modules, communication cards and embedded computer subsystems have increasingly become areas in which electronics OEMs employ outsourcing strategies. OEM outsourcing practices for memory products range from contract manufacturing, in which the OEM may turn to an outside supplier to procure third-party components and design, manufacture and distribute a specific product for the OEM on a turnkey basis, to consignment, in which the OEM employs the outside supplier to design and manufacture a product using memory or other components supplied by the OEM. OEMs may also purchase memory modules or subsystems which have been designed by a supplier for a specific application.

     The use of outsourcing strategies has many benefits for OEMs. By outsourcing design, manufacturing, testing and logistics functions, OEMs are able to focus their resources on activities and technologies in which they add the greatest value, such as system design, sales, marketing and distribution. In addition, OEMs can reduce their time to market by utilizing the manufacturing and logistics expertise of specialized manufacturers. In particular, the increasing trend under which large PC OEMs are implementing build-to-order and direct sales distribution strategies may create opportunities for independent suppliers of memory modules, as these strategies place increased reliance on the manufacturing, logistics and inventory management functions of these suppliers. Moreover, as memory modules, communication cards, embedded computer subsystems and other subsystems become more complex and differentiated, the design, manufacturing and test processes become increasingly automated and more complex, requiring a greater level of investment in capital equipment and skilled engineers and specialists. Outsourcing enables OEMs to gain access to advanced manufacturing facilities, thereby reducing the OEMs' overall capital equipment requirements. Also, the proliferation of a wide variety of DRAM, SRAM and Flash memory devices combined with frequent product design changes, short product life cycles and component price fluctuations, have created increasing difficulties for OEMs in planning, procuring and managing their inventories efficiently. By using a manufacturing specialist's volume procurement capabilities and expertise in inventory management, OEMs can reduce production and inventory costs.

THE SMART SOLUTION

     SMART is a leading independent manufacturer of specialty and standard memory modules and Flash memory cards and also manufactures high performance embedded computer modules, as well as communication card solutions in PC card and other form factors. SMART offers more than 500 products to leading OEMs in the computer, networking and telecommunications industries. SMART has developed extensive design, manufacturing, testing and logistics expertise that the Company believes enables it to respond to its customers' rapidly changing product and service requirements; provide its customers with timely access to new higher speed or higher performance modules or subsystems; reduce its customers' time-to-market and capital requirements; and decrease its customers' production and inventory costs.

PRODUCTS

     The Company designs and markets products consisting of memory modules, communication cards and embedded computer modules. The Company's memory modules include DRAM, SRAM and Flash memory-based products. The Company offers custom and application specific memory modules, as well as standard memory modules that comply with industry standards established by the Joint Electronic Development Engineering Council ("JEDEC"). The Company's communication card products come in PC card, ISA, PCI and proprietary form factors. They include wireless data modems with international PTT approval and 56 kbps technology. The Company's embedded computer module products include a range of standard and perfect fit embedded computers for use in a variety of specialized computing applications.

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

     The following table summarizes certain of the Company's DRAM module product offerings:

       DRAM
 PRODUCT FAMILIES          DENSITY          FEATURES         SPEED (MHZ)             APPLICATIONS
-------------------     --------------    -------------    ---------------     -------------------------
72 Pin SIMMs            4-64 MBytes       FPM, EDO              10-33          Desktop PCs, Printers,
                                                                               Embedded Controllers,
                                                                               Routers, Servers
100 Pin DIMMs           4-64 MBytes       FPM, EDO,            66-133          Networking, Printers
                                          SDRAM
144 Pin SO DIMMs        4-64 MBytes       FPM, EDO              10-33          Notebook PCs, Printers,
                                          SDRAM, SGRAM         66-133          X-Window Terminals, 3D
                                                                               Graphics
168 Pin DIMMs           8-256 MBytes      FPM, EDO              10-33          Workstations, Routers,
                                                                               PCs
                                          SDRAM                66-133          Servers, Telecom
                                                                               Equipment, PCs
Registered 168 Pin      8-256 MBytes      SDRAM                66-133          Workstations, Servers,
  DIMMs                                                                        Routers
200 Pin DIMMs           16-64 MBytes      FPM, SDRAM           10-150          Workstations, Super
                                                                               Computers
VRAM Modules            2-16 MBytes       RAM, High-           60-200          High Performance Graphics
                                          Speed SRAM                           for Workstations
VME Bus Modules         256 KBytes-       FPM, Low              10-33          Industrial Control
                        16 MBytes         Profile                              Systems
Intel PC-100 DIMMs      8-256 Mbytes      PC-100 SDRAM           100           Desktop PCs,
                                                                               Workstations, Servers
Custom                  1-256 MBytes      Per Customer      Per Customer       Embedded Controllers,
                                          Specifications   Specifications      Telecom Switches,
                                                                               Notebook PCs

     SRAM Modules. The Company offers a comprehensive line of SRAM memory modules, including L2 cache modules and other high speed and low power SRAM modules. The Company's L2 cache modules are available in speeds from 33 to 83 MHz, in asynchronous and synchronous versions, with burst, pipelined burst and serial access operating modes and in densities from 256 KBytes to 8 MBytes.

     The following table summarizes certain of the Company's high speed SRAM L2 cache module product offerings:

   SRAM L2 CACHE                                    CHIPSET
 PRODUCT FAMILIES           DENSITY              COMPATIBILITY          SPEED (MHZ)           APPLICATIONS
-------------------   --------------------  ------------------------  ---------------   -------------------------
Synchronous 64 Bit    256 KBytes-1 MByte    Intel, SIS, OPTi, VLSI         66-83        Desktop PCs, Embedded
                                                                                        Controllers
Synchronous 72 Bit    256 KBytes-1 MByte    Intel, SIS, OPTi, VLSI         66-83        Desktop PCs,
                                                                                        Workstations, Servers,
                                                                                        Routers
Asynchronous 64 Bit   256 KBytes-1 MByte    Intel, OPTi, VLSI              50-66        Desktop PCs, Embedded
                                                                                        Controllers
Asynchronous 72 Bit   256 KBytes-1 MByte    Intel, OPTi, VLSI              50-66        Desktop PCs,
                                                                                        Workstations, Servers,
                                                                                        Routers
Custom                256 KBytes-8 MBytes   Per Customer               Per Customer     Desktop PCs
                                            Specifications            Specifications

     The following table summarizes certain of the Company's other high speed and low power SRAM module product offerings:

   SRAM
  PRODUCT
 FAMILIES            DENSITY           SPEED (NS)                  APPLICATIONS
-----------    --------------------    ----------     ---------------------------------------
  8 Bit I/O    256 KBytes-2 MBytes       100-20       Point of Sale Terminals, Electronic
                                                      Verification Equipment, Industrial
                                                      Instrumentation
 16 Bit I/O    32 KBytes-1 MByte         120-15       Disk Drives, Medical Instruments
 18 Bit I/O    768 KBytes                 25-15       Disk Drives, Medical Instruments
 24 Bit I/O    960 KBytes                 25-15       Servers, Graphics
 32 Bit I/O    32 KBytes-1 MByte         100-12       Graphics, Industrial Instrumentation
 36 Bit I/O    32 KBytes-1 MByte          35-15       Servers, Workstations
 44 Bit I/O    1.4-5.5 MBytes             20-15       Minicomputers

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

     The following table summarizes certain of the Company's Flash module product offerings:

  FLASH PRODUCT FAMILIES        DENSITY                  FEATURES                       APPLICATIONS
--------------------------    ------------    -------------------------------    --------------------------
72 Pin DRAM-like SIMMs        4-8 MBytes      Reads like DRAM                    Embedded Controllers
                                              Plugs into DRAM Socket
80 Pin Synchronous SIMMs      8-32 MBytes     Synchronized to System Clock       Embedded Controllers
80 Pin Asynchronous           1-32 MBytes     12.0 Volt/5.0 Volt Programming     Routers, Servers,
  SIMMs                                       5.0 Volt/3.3 Volt Read Voltage     Telecom Switches
                                              5.0 Volt Only
                                              3 Reset Options
168 Pin Asynchronous          4-64 MBytes     5.0 Volt/3.3 Volt Read Voltage     Telecom Switches, Routers
  DIMMs
Custom                        1-64 MBytes     Per Customer Specifications        Industrial Applications

     Sales of memory modules accounted for a substantial majority of the Company's net sales during fiscal 1997, fiscal 1996 and fiscal 1995.

PC CARD PRODUCTS

     The Company sells PC card products that provide both memory, I/O and communication functions. The Company offers a comprehensive line of memory PC card products, including 68 Pin PC cards with densities ranging from 2 MBytes to 32 MBytes and 68 Pin ATA Flash memory PC cards with densities ranging from 2 MBytes to 112 MBytes. These cards provide additional memory for notebook and subnotebook computers and PDAs. The Company's memory PC cards are PCMCIA Type I compatible.

     The following table summarizes certain of the Company's PC card memory product offerings:

   PC CARD MEMORY
  PRODUCT FAMILIES             DENSITY                      FEATURES                         APPLICATIONS
--------------------    ---------------------    ------------------------------    --------------------------------
68 Pin Linear           2-32 MBytes              Plug & Play, Software Driver      PDAs, Notebook PCs, Networking,
  Flash                                          Included                          Portable Medical Equipment
68 Pin ATA              2-112 MBytes             5.0 Volt, 3.3 Volt                PDAs, Notebook PCs, Networking
  Flash                                          ATA Compliant
Compact Flash           2-16 MBytes              5.0 Volt, 3.3 Volt                PDAs, Cellular Phones, Pagers,
  ATA                                            ATA Compliant                     Digital Cameras
Miniature               2-4 MBytes               5.0 Volt, 3.3 Volt                PDAs, Cellular Phones, Pagers,
                                                 16 Bit Data Interface             Digital Cameras
                                                 MCIF Specification Compliant
Custom                  128 KBytes-20 MBytes     Per Customer Specifications       Portable Medical Equipment

     The Company also offers a comprehensive line of modem and communication card products. These products include a full line of PC card data/fax modems for notebook and PDA devices, as well as internal (ISA and PCI) modems for desktop computers. The Company currently offers 56 kbps modems utilizing the K56flex(TM) technology supported by Lucent Technologies, Inc. and Rockwell International Corporation ("Rockwell"). To address the needs of users demanding international mobility, the Company's world-approved modems allow users to have one modem that can be used worldwide. The Company has added digital GSM technology to its world-approved modems providing users with secure, digital, wireless communications. In addition, the Company has added ISDN technology in both United States and European interfaces.

     The following chart summarizes certain of the Company's communication card product offerings:

               COMMUNICATION CARD
                PRODUCT FAMILIES                                FEATURES
    ----------------------------------------    ----------------------------------------
    Mobile Plus V.34 33.6 kbps PC card          Landline and Cellular-ready
                                                Supports over 50 different types of
                                                analog cellular phones
    ClipperCom World V.34 33.6 kbps PC card     Internal DAA certified in over 50
      w/GSM                                     countries
                                                Country Select GUI software
                                                Digital GSM wireless capabilities
    Winperformer 56 kbps PC card                HSP technology
                                                Win95, NT
    Rapid Transit 56 kbps PC Card               K56flex(TM) technology
                                                Software upgradable
    Rapid Transit 56 kbps Internal (ISA)        K56flex(TM) technology
                                                Software upgradable
                                                Full duplex speakerphone
    Clippercom 56K World/ISDN PC card w/GSM     International PTT approval, leading GSM
                                                phone support, S/T and U-Interface,
                                                K56flex(TM) technology, software
                                                upgradable
    PCI 56 kbps Data/Fax Voice Modem            Supports PC 98 Compliance, K56flex(TM)
                                                technology, software upgradable, full
                                                duplex speakerphone

 EMBEDDED COMPUTER MODULES

     The Company's SMARTengine family of products helps accelerate time to market, reduce system cost, lower power requirements and provide a clear upgrade path for OEMs. The Company offers a line of standard and perfect-fit embedded computers with complete software support that offer varying price/performance and industry standard bus interfaces. The Company's product line is processor independent and operates in systems using 32 and 64 bit CPUs from several vendors. This compatibility enhances flexibility to match price, performance and power requirements to the customer's application. The Company has also used industry standard buses, including ISA, EISA, PCI and Compact PCI, as well as custom buses, where required. All products are supported by on-board software for development and real-time operating systems support.

     The following table summarizes certain of the Company's SMARTengine embedded computer module product offerings:

  EMBEDDED COMPUTER
   MODULE FAMILIES                        FEATURES                         APPLICATIONS
----------------------  --------------------------------------------  ----------------------
SMARTengine/603cPCI     Power PC 603, 6-U Compact PCI,                Telecommunications,
                        16-128 Mbytes DRAM                            Networking,
                                                                      Peripherals
SMARTengine/50cPCI      R5000, 3-U Compact PCI, 16-128 Mbyte DRAM     Internetworking,
                        10/100 Ethernet, FLASH                        Ethernet
                                                                      Switch, 3-U Jupiter
SMARTengine/50cPCI      R5000, 6-U Compact PCI, 8-128 MBytes DRAM,    ATM Switch, Ethernet
                        FLASH, PROM, Ethernet, SCSI, RTC,             Switch, Power PC
                        DUART
SMARTengine/50PCI       R5000, Compact PCI, 8-128 MBytes DRAM,        ATM Switch, Ethernet
                        FLASH, PROM, Ethernet, SCSI, RTC,             Switch
                        DUART
SMARTengine/43PCI       R4300, 8 MBytes EDO DRAM, FLASH, PROM,        Imaging, Game,
                        RTC, 3 PCI slots                              Publishing
SMARTengine             43hPCI, R4300, 8 MBytes DRAM, FLASH,          Networking, Printers,
                        PROM, RTC                                     Datacom, Test and
                                                                      Measurement
SMARTengine/43NET       R4300, 2 Ethernets, 8 MBytes DRAM,            Networking, Ethernet
                        FLASH, PROM, RTC, DUART                       Switch
SMARTengine/47PCI       R4700, 2 PCI buses, 8-128 MBytes DRAM,        Imaging
                        FLASH, PROM, RTC, DUART
SMARTengine/30ISA       R3081, ISA bus, 8 MBytes DRAM                 Simulation
  Custom                Perfect-fit embedded computer for the         Various
                        customer's application

CUSTOMERS, SALES AND MARKETING

     The Company's principal customers include major computing, networking and telecommunication OEMs and semiconductor manufacturers. The Company's ten largest customers accounted for approximately 86%, 71% and 68% of the Company's net sales, in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. In fiscal 1997, the Company's three largest customers were Compaq, Cisco and Hewlett-Packard, which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM, which accounted for 19%, 15% and 12% of net sales, respectively. In fiscal 1995, the Company's three largest customers were Cisco, IBM, and Hewlett-Packard, which accounted for 18%, 15% and 10% of net sales, respectively. No other customers accounted for more than 10% of net sales in these periods.

     The Company primarily sells its memory and embedded computer module products directly to major OEM customers and uses a network of independent sales representatives located throughout North America and Europe for sales to other OEM customers. The Company's direct sales and marketing efforts are conducted in an integrated process involving direct salespeople, customer service representatives and senior executives. An important aspect of the Company's sales and marketing efforts is that the Company's experienced applications engineers work closely with OEM customers in designing the Company's products into the OEM's systems. The Company's sales offices are located in California, Colorado, Texas, Massachusetts, North Carolina, England, Australia, France and Germany.

     To address the needs of its OEM customers, the Company has developed and maintains relationships with leading vendors of memory devices located in the United States, Japan and South Korea. These include limited and sole source suppliers of certain products, such as NEC Corporation, IBM, Intel Corporation ("Intel"), Oki Semiconductor, Inc., Rockwell and Samsung Electronics Company Ltd. ("Samsung"). The

Company frequently works jointly with these vendors in bidding for customers' design-in opportunities. The Company's OEM marketing activities include advertising in technical journals and direct mail solicitation.

     The Company sells communication card products to OEMs and corporate end users, as well as to small office/home office ("SOHO") and consumer end users. The Company's OEM customers integrate the Company's communication cards into their end products. Corporate end users typically buy the Company's communication card products for mobile computing applications through computer resellers, such as distributors and VARs. Distributors in North America include Ingram Micro Inc., Merisel Inc., Microage, Inc. and Tech Data Corp. The Company sells to SOHO and consumer end users through catalog sales organizations and retailers including Mobile Planet in North America.

     Sales are generally made pursuant to standard purchase orders. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and it expects to ship within the next 12 months. Since orders constituting the Company's current backlog are subject to changes in delivery schedules and are subject to cancellation with only limited or no penalties, backlog is not necessarily an accurate indication of future net sales. There can be no assurance that current backlog will necessarily lead to net sales in any future period. The Company's total backlog was $35.2 million and $57.1 million as of October 31, 1997 and 1996, respectively.

DESIGN, MANUFACTURING AND TEST

     The Company has a staff of engineers for applications development, component selection, schematic design, layout, firmware and software driver development. The layouts for memory modules, communication cards and embedded computer modules are specialized due to their high component and trace densities, particularly for high speed memory modules. To further enhance its design capability, the Company established in fiscal 1995 a design center in Bangalore, India.

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

     The Company's manufacturing processes rely on a high level of automation and involve the use of a substantial base of fine pitch surface mount equipment which is specialized for the production of memory modules, communication card products and PC cards. The Company's surface mount manufacturing lines have been optimized to support the placement and configuration of a high number of ICs on each board, in contrast to surface mount equipment used in less specialized electronics manufacturing which typically involves a fewer number of ICs and a greater number of passive components on each printed circuit board. The Company also has developed automated methods for PC card case assembly and test. As a result of its design efficiencies, high level of automation and general manufacturing expertise, the Company believes that it achieves relatively high manufacturing yields. In addition, due to the high level of automation in the Company's manufacturing approach, the Company maintains a relatively low percentage of direct labor costs. The Company believes that it has achieved and maintains a rapid manufacturing cycle and is able to offer its customers quick turnaround of both small and large projects. The Company is frequently able to provide turnaround on major customer orders within days or weeks.

     An important aspect of the Company's manufacturing operations is its focus on product testing. The Company tests 100% of its memory modules, communication card products and embedded computer modules for full functionality, in contrast with many other suppliers which the Company believes may test only at the system level. The Company believes that it has established substantial technical expertise in the testing of memory modules, communication card products and embedded computer modules. The Company further believes that test capability will grow in importance as the speed and complexity of memory devices and modules utilizing those devices increase. The Company has a group of experienced test engineers that develop proprietary testing routines and parameters which, combined with the Company's continued investment in advanced test equipment, enable it to diagnose problems in system design or memory components, to characterize the performance of new products and to provide high quality products in volume.

     The Company currently manufactures and tests the majority of its products in a 62,250 square foot facility in Fremont, California. In addition, the Company utilizes a 83,000 square foot manufacturing and test facility in Aguada, Puerto Rico and a 25,000 square foot manufacturing and test facility in East Kilbride, Scotland. The Company operates multiple production lines at these facilities. The Company subcontracts a limited amount of production requirements to third party manufacturers.

RESEARCH AND DEVELOPMENT

     The Company believes that the timely development of new memory modules, communication card products and embedded computer modules is essential to maintaining the Company's competitive position. In the memory market, the Company's research and development activities are focused primarily on new high speed memory modules, the continual improvement in test routines and software and the ongoing improvement in manufacturing processes and technologies. In particular, the Company is focusing its research and development resources on the development of SDRAM, Flash and SRAM products. The Company plans to continue to devote substantial research and development efforts to the design of new memory module products which address the requirements of OEMs and corporate end users.

     In the communication card market, the Company's research and development efforts are focused primarily on the design and introduction of new communication card products which provide improved functionality and the latest technology in various form factors. The Company's research and development efforts in the embedded computer market are focused on the design of standard and custom embedded computer modules based primarily on the MIPS and PowerPC computing architectures and standard or custom bus architectures.

     The Company's research and development expenses totaled $8.5 million, $5.9 million and $5.3 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

COMPETITION

     The memory module, communications card and embedded computer subsystem industries are intensely competitive. Each of these markets comprises a large number of competitive companies, several of which have achieved a substantial share of their respective markets. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Micron Electronics, Inc. (a subsidiary of Micron Technology Inc.) and Samsung. The Company also competes with independent memory module manufacturers, including Celestica Inc., PNY Electronics, Inc. and Simple Technology Incorporated. In the computer systems reseller market for memory modules, the Company primarily competes with companies such as Kingston Technology, Inc., Viking Technology, Inc. and Vision Tek, Inc. In the communication card market, the Company competes with GVC, TDK and U.S. Robotics, Inc. (a subsidiary of 3Com Corporation), among others. In the embedded computer subsystem market, the Company competes with Force Computers, Inc. (a subsidiary of Solectron), Motorola and Radisys Corporation, among others. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, certain of the Company's competitors, such as Samsung, are significant suppliers to the Company. These suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration. The Company also faces competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company participates.

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

INTELLECTUAL PROPERTY

     The Company has one issued patent. The Company expects to file new patent applications where appropriate to protect its proprietary technologies; however, the Company believes that its continued success depends primarily on factors such as the technological skills and innovation of its personnel rather than on patent protection. In the semiconductor, computer, telecommunications and networking industries, it is typical for companies to receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. While there is currently no material pending intellectual property litigation involving the Company, the Company has been and may from time to time continue to be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by third parties. There can be no assurance that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights. In addition, litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

     As of October 31, 1997, the Company had 636 regular, full time employees of which 459 were in manufacturing (including test, quality assurance and materials work), 57 were in design and product development, 53 were in marketing and sales and 67 were in finance and administration. The Company's future results depend in significant part upon its ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's business, financial condition and results of operations can be impacted by a number of factors. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results." For the impact of recently issued Financial Accounting Standards on the Company's financial position and results of operations, see
Note 2 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and a manufacturing facility are located in a 62,250 square foot facility in Fremont, California. The lease on this facility expires in January 2003. The Company leases an additional 25,000 square foot facility in Fremont, California. The lease on this facility expires in January 2003. The Company also leases a 83,000 square foot manufacturing facility in Aguada, Puerto Rico and a 25,000 square foot manufacturing facility in East Kilbride, Scotland. The leases on these facilities expire in October 2007 and September 2006, respectively. In addition, the Company leases various small facilities for its sales offices.

ITEM 3. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SMOD." The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock as reported by the Nasdaq National Market. In December 1997, the Company consummated a stock split effected as a stock dividend whereby each issued and outstanding share of the Common Stock was converted into two shares of Common Stock. Accordingly, all share and per share amounts presented herein have been retroactively adjusted to reflect the stock split.

                                                                         HIGH      LOW
                                                                         ---       ---
    Fiscal year ended October 31, 1996
         First Quarter (from November 17, 1995)........................  $ 65/16   $ 4 3/4
         Second Quarter................................................   115/16     5 /16
         Third Quarter.................................................   121/16     4  /16
         Fourth Quarter................................................   10 5/8     6 1/2
    Fiscal year ending October 31, 1997
         First Quarter.................................................   1523/32    9  /16
         Second Quarter................................................   17        11 5/8
         Third Quarter.................................................   2311/16   15  /16
         Fourth Quarter................................................   441/16    20 1/2

     On January 5, 1998, the reported last sale price for the Common Stock on the Nasdaq National Market was $27 1/8 per share. At January 5, 1998, the Company had approximately 131 holders of record of the Common Stock and approximately 13,000 beneficial holders of the Common Stock. The Company has never paid cash dividends on the Common Stock. The Company presently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Certain financial covenants set forth in the Company's bank line of credit agreement prohibit the Company from paying dividends.

     On November 17, 1995, the Company commenced its initial public offering of 6,000,000 shares of Common Stock with an aggregate offering price of $36,000,000 (the "Offering"). The Company's Registration Statement on Form S-1 (File No. 33-97748) for the Offering became effective on November 16, 1995. The Offering terminated upon the sale of all securities registered at the offering price. Donaldson, Lufkin & Jenrette Securities Corporation, Cowen & Company and Oppenheimer & Co., Inc. served as the managing underwriters for the Offering.

     In connection with the issuance and distribution of the securities registered, direct or indirect payments to others were made as follows: (i) underwriting discounts and commissions of $2,520,000, and (ii) estimated other expenses of $1,028,536. Estimated expenses for the Offering totaled $3,548,536. The Company received net offering proceeds of $32,451,464, of which as of October 31, 1997 an estimated $17,000,000 has been used for the purchase and installation of machinery and equipment and an estimated $7,500,000 toward the repayment of indebtedness. These uses of net offering proceeds were made in the form of direct or indirect payments to others. Pending additional capital expenditures, remaining net offering proceeds are presently held as temporary investments in money market and mutual fund accounts, containing balances of approximately $2,900,000 and $4,900,000 at the end of fiscal 1997, respectively.

  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below under the captions "Consolidated Statement of Income Data" and "Consolidated Balance Sheet Data" are derived from the consolidated financial statements of the Company and subsidiaries, which financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their reports included elsewhere herein. On July 28, 1995, a wholly-owned subsidiary of the Company merged with Apex Data, Inc., a Delaware corporation ("Apex"), which resulted in Apex becoming a wholly-owned subsidiary of the Company. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include the financial statements of Apex from its inception in May 1992. On July 31, 1996, a wholly-owned subsidiary of the Company merged with RISQ Modular Systems, Inc., a California corporation ("RISQ"), which resulted in RISQ becoming a wholly-owned subsidiary of the Company. The merger was accounted for as a pooling of interests. Given the immateriality of this acquisition to the Company's consolidated financial position and results of operations, RISQ has been included in the Company's consolidated results of operations as of the beginning of fiscal 1996 (November 1, 1995) and amounts presented for periods prior to fiscal 1996 have not been restated to include RISQ's historical results of operations. See Note 2 to the Consolidated Financial Statements.

     The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                         FISCAL YEARS ENDED OCTOBER 31,
                                               ---------------------------------------------------
                                                 1997       1996       1995       1994      1993
                                               --------   --------   --------   --------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
  Net sales..................................  $694,675   $401,774   $274,592   $163,849   $80,810
  Cost of sales..............................   582,515    329,644    224,931    132,826    63,542
                                               --------   --------   --------   --------   -------
  Gross profit...............................   112,160     72,130     49,661     31,023    17,268
  Operating expenses:
     Research and development................     8,496      5,933      5,283      5,891     2,224
     Sales, general and administrative.......    37,163     28,544     23,952     15,192     9,629
                                               --------   --------   --------   --------   -------
          Total operating expenses...........    45,659     34,477     29,235     21,083    11,853
                                               --------   --------   --------   --------   -------
  Income from operations.....................    66,501     37,653     20,426      9,940     5,415
  Other income (expense), net................     2,364      2,238       (515)      (143)        9
                                               --------   --------   --------   --------   -------
  Income before provision for income taxes...    68,865     39,891     19,911      9,797     5,424
  Provision for income taxes.................    23,418     14,760      7,344      3,759     2,134
                                               --------   --------   --------   --------   -------
  Income before cumulative effect of change
     in accounting principle.................    45,447     25,131     12,567      6,038     3,290
  Cumulative effect of change in accounting
     principle...............................        --         --         --        121        --
                                               --------   --------   --------   --------   -------
  Net income.................................  $ 45,447   $ 25,131   $ 12,567   $  6,159   $ 3,290
                                               ========   ========   ========   ========   =======
  Net income per share(1)....................  $   1.04   $   0.60   $   0.36   $   0.19   $  0.11
                                               ========   ========   ========   ========   =======
  Weighted average common and common
     equivalent shares outstanding(2)........    43,892     41,748     35,130     33,074    28,678
                                               ========   ========   ========   ========   =======

                                                                 AS OF OCTOBER 31,
                                                 -------------------------------------------------
                                                   1997       1996      1995      1994      1993
                                                 --------   --------   -------   -------   -------
CONSOLIDATED BALANCE SHEET DATA (IN THOUSANDS):
  Working capital..............................  $206,115   $ 74,324   $21,464   $12,185   $ 5,719
  Total assets.................................   327,985    172,185    91,976    45,612    34,752
  Capital lease obligations, net of current
     portion...................................       234      1,241     1,599       632       142
  Shareholders' equity.........................   230,320     86,619    26,234    13,665     5,598

---------------

(1) The cumulative effect of the change in accounting principle did not materially impact net income per share.

(2) See Note 2 to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to other areas of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the fourth and fifth paragraphs of the Overview Section, the first paragraph of the Gross Profit Section, the first paragraph of the Research and Development Section, the first paragraph of the Sales, General and Administrative Section, the Other Income (Expense), Net Section and the first and third paragraphs of the Liquidity and Capital Resources Section contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results." In particular, note the factors entitled "Significant Customer Concentration," "Product Concentration; Dependence on Memory Market," "Dependence on Semiconductor, Computer, Telecommunications and Networking Industries," "Intense Competition," "Fluctuations in Operating Results," "Dependence on Sole or Limited Sources of Supply" and "Rapid Technological Change." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

OVERVIEW

     The Company commenced operations in 1989 and initially focused on the design and manufacture of standard memory modules for OEMs and semiconductor manufacturers. Standard memory modules implement industry standard specifications, primarily utilize DRAM and are designed to be incorporated into a wide variety of electronic equipment. In 1991, the Company expanded its design, manufacturing and marketing efforts to offer specialty memory modules and PC card memory products. The Company expanded its PC card communication product line through the acquisition of Apex in July 1995. The Company further expanded its product line to include embedded computer modules through the acquisition of RISQ in July 1996.

     The Company's net sales and gross profit have increased substantially over the last three fiscal years. Over the last three fiscal years, SMART's gross margin has ranged from 16.1% to 18.1%. One of the primary factors affecting gross margin has been the proportion of the Company's memory products manufactured on either a turnkey or consignment basis. Products manufactured on a turnkey basis are designed and manufactured by the Company with purchased memory devices. Products manufactured on a consignment basis are generally designed and manufactured by the Company with memory devices which are owned and supplied by the customer. While products manufactured on a turnkey basis typically have lower gross margin than products manufactured on a consignment basis, products manufactured on a turnkey basis generally contribute greater net sales and higher gross profit per unit than products manufactured on a consignment basis. Currently, a substantial majority of the Company's net sales is derived from sales of products manufactured on a turnkey basis.

     The other primary factor affecting the Company's gross margin has been the mix between sales of specialty memory modules, standard memory modules, communication card products and embedded computer modules. In prior fiscal years, a significant majority of the Company's net sales were derived from the sales of its specialty memory modules, which typically have higher gross margin than the Company's standard memory modules. In fiscal 1997, sales of standard memory modules accounted for approximately one half of the Company's net sales. The Company's embedded computer modules currently generate the Company's highest gross margin, followed by the Company's PC card communication products. Both of these product lines currently contribute a relatively small portion of the Company's net sales.

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

     The Company primarily sells its products to OEMs and semiconductor manufacturers in the computer, networking and telecommunications industries. The Company's ten largest customers accounted for 86%, 71% and 68% of the Company's net sales for fiscal 1997, fiscal 1996 and fiscal 1995, respectively. In fiscal 1997, the Company's three largest customers were Compaq, Cisco and Hewlett-Packard, which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM, which accounted for 19%, 15% and 12% of net sales, respectively. In fiscal 1995, the Company's three largest customers were Cisco, IBM and Hewlett-Packard, which accounted for 18%, 15% and 10% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. The Company has added new OEM customers and programs in recent periods and its strategy is to increase its sales to both existing and new OEM customers. In addition, the Company's strategy calls for further expansion of its geographic operations, particularly in Europe. International sales accounted for 18%, 8% and 14% of the Company's net sales in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

     In July 1995, the Company expanded its PC card communication products with the acquisition of Apex. Apex designs and markets wireless and wireline communication card products into both the computer reseller and OEM channels. The Company acquired Apex in a stock for stock transaction that was accounted for as a pooling-of-interests. Accordingly, the Company's historical results of operations include Apex's historical results of operations, the impact of which was immaterial to the Company's consolidated financial results.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of income data of the Company expressed as a percentage of net sales:

                                                                     FISCAL YEAR ENDED
                                                                        OCTOBER 31,
                                                                  ------------------------
                                                                   1997     1996     1995
                                                                  ------   ------   ------
    Net sales...................................................   100.0%   100.0%   100.0%
    Cost of sales...............................................    83.9     82.0     81.9
                                                                  ------   ------   ------
    Gross profit................................................    16.1     18.0     18.1
    Operating expenses:
         Research and development...............................     1.2      1.5      1.9
         Sales, general and administrative......................     5.3      7.1      8.7
                                                                  ------   ------   ------
              Total operating expenses..........................     6.6      8.6     10.6
                                                                  ------   ------   ------
    Income from operations......................................     9.6      9.4      7.4
    Other income (expense), net.................................      .3       .6     (.2)
                                                                  ------   ------   ------
    Income before provision for income taxes....................     9.9      9.9      7.3
    Provision for income taxes..................................     3.4      3.7      2.7
                                                                  ------   ------   ------
    Net income..................................................     6.5%     6.3%     4.6%
                                                                  ======   ======   ======

  Net Sales

     Fiscal Year 1997 vs. 1996. Net sales consist of sales of specialty and standard memory products, PC cards, embedded computer modules and communication card products, less returns and discounts. Net sales increased 72.9% to $694.7 million in fiscal 1997 from $401.8 million in fiscal 1996, reflecting an overall increase in demand for the Company's products from new customers and certain existing customers. In addition, increases in sales of products manufactured on a turnkey basis as compared to products manufactured on a consignment basis further contributed to the increase in net sales as compared to the same period of fiscal 1996.

     Fiscal Year 1996 vs. 1995. Net sales increased 46.3% to $401.8 million in fiscal 1996 from $274.6 million in fiscal 1995. The increase was primarily due to an increase in sales of specialty memory products and, to a lesser extent due to an increase in sales of standard memory products to both existing and new customers.

  Gross Profit

     Fiscal Year 1997 vs. 1996. Cost of sales includes the costs of semiconductor devices and other components and materials purchased by the Company for its products, as well as the direct labor and overhead costs associated with manufacturing. Gross profit increased 55.5% to $112.2 million in fiscal 1997 from $72.1 million in fiscal 1996. Gross margin decreased to 16.1% in fiscal 1997 from 18.0% in fiscal 1996. The decrease in gross margin was due in large part to an increase in the proportion of products manufactured on a turnkey basis versus those products manufactured on a consignment basis as compared to fiscal 1996. Further contributing to the decline in gross margin in fiscal 1997 was an increase in the proportion of the Company's net sales derived from its lower margin standard memory products as compared to fiscal 1996. The Company currently anticipates that a substantial majority of the Company's memory products will continue to be manufactured on a turnkey basis in the near term.

     Fiscal Year 1996 vs. 1995. Gross profit increased 45.2% to $72.1 million in fiscal 1996 from $49.7 million in fiscal 1995. Gross margin decreased to 18.0% in fiscal 1996 from 18.1% in fiscal 1995. The decrease in gross margin was principally due to an increase in the proportion of sales of memory products manufactured on a turnkey basis compared to products manufactured on a consignment basis. The decrease was partially offset by an increase in the percentage of net sales derived from higher margin specialty memory products as compared to standard memory products in fiscal 1996 over fiscal 1995.

  Research and Development

     Fiscal Year 1997 vs. 1996. Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Research and development expenses increased 43.2% to $8.5 million in fiscal 1997 from $5.9 million in fiscal 1996. As a percentage of net sales, research and development expenses were 1.2% and 1.5% in fiscal 1997 and fiscal 1996, respectively. The Company expects that its research and development expenses will increase in absolute dollars in future periods to the extent the Company expands its research and development efforts.

     Fiscal Year 1996 vs. 1995. Research and development expenses increased 12.3% to $5.9 million in fiscal 1996 from $5.3 million in fiscal 1995. As a percentage of net sales, research and development expenses decreased to 1.5% in fiscal 1996 from 1.9% in fiscal 1995 primarily due to a change in the Company's bonus structure which rewards the development efforts of certain key management employees and was partially offset by an overall increase in non-compensation based research and development expenses.

Sales, General and Administrative

     Fiscal Year 1997 vs. 1996. Sales, general and administrative expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. Sales, general and administrative expenses increased 30.1% to $37.2 million in fiscal 1997 from $28.5 million in fiscal 1996. Sales, general and administrative expenses totaled 5.3% and 7.1% of net sales in fiscal 1997 and fiscal 1996, respectively. The decrease in sales, general and administrative expenses as a percentage of net sales was principally due to the growth in net sales generated by certain OEM customers, which sales generally require lower incremental levels of selling and marketing expenses. The Company expects that its sales, general and administrative expenses will increase in absolute dollars in future periods to the extent the Company expands its staffing, information systems and other systems and personnel in connection with the expansion of the Company's infrastructure.

     Fiscal Year 1996 vs. 1995. Sales, general and administrative expenses increased 19.2% to $28.5 million during fiscal 1996 from $24.0 million in fiscal 1995. As a percentage of net sales, sales, general and administrative expenses decreased to 7.1% for fiscal 1996 from 8.7% in fiscal 1995, due primarily to the elimination of significant operating costs related to Apex's operations, which were integrated into the Company's operations during the final quarter of fiscal 1995, and to a lesser extent, a change in the Company's bonus structure for certain key employees.

  Other Income (Expense), Net

     Other income (expense), net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its lines of credit and interest paid on certain lease obligations. In fiscal 1996, the Company repaid nearly all outstanding balances on its then existing lines of credit. Interest income from the proceeds of the Company's initial public offering completed during November 1995, as well as cash generated from operations has resulted in significant increases in other income during fiscal 1997 and fiscal 1996 as compared to fiscal 1995. The Company expects interest income to increase in absolute dollars in the near term due to the proceeds generated from the Company's secondary public offering completed in September 1997.

Provision for Income Taxes

     Provisions for income taxes were $23.4 million, $14.8 million and $7.3 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The Company's effective tax rates for these periods were 34.0%, 37.0% and 36.9%, respectively. The decrease in the Company's consolidated effective tax rate for fiscal 1997 was principally due to an increase in the amount of income contributed to the Company from its Puerto Rican and international operations compared to fiscal 1996. At October 31, 1997, the Company had a net operating loss carryforward of approximately $1.8 million for federal income tax purposes and $1.0 million for state income tax purposes arising from the acquisition of Apex. Utilization of this net operating loss carryforward is subject to certain annual limitations. See Note 8 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, SMART has used funds generated primarily from operations, certain borrowings, capital leases and equity financings to support its operations, acquire capital equipment and finance inventory and accounts receivable. The Company generated cash from operations totaling $15.9 million, $27.0 million and $11.0 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The decrease in cash provided by operations in fiscal 1997 as compared to fiscal 1996 is primarily due to increases in accounts receivable and certain prepaid expenses related to the Company's international operations, and partially offset by an increase in net income and an increase in accounts payable. At October 31, 1997, the Company had $150.0 million of cash, cash equivalents and short-term investments, and $206.1 million of working capital. The Company primarily funds its liquidity requirements from amounts borrowed under its existing line of credit and utilization of existing cash balances. The Company expects to fund any future liquidity requirements from a combination of available cash balances and certain short-term borrowings under its existing line of credit. The Company currently anticipates that its working capital requirements will continue to increase in future periods to the extent that the Company's operations continue to expand.

     The Company has a revolving line of credit agreement (the "Credit Line") with a term expiring May 30, 1998. Borrowings under the Credit Line are limited to $20.0 million. Borrowings under the Credit Line bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants. As of October 31, 1997, the Company was in compliance with all covenants related to the Credit Line. The Credit Line is unsecured and no borrowings were outstanding under the Credit Line as of October 31, 1997.

     Capital expenditures totaled $17.1 million, $9.0 million and $5.4 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. These expenditures were primarily for manufacturing and test equipment and the expansion of the Company's manufacturing facilities. SMART anticipates spending an additional $30.0 million to $35.0 million during fiscal 1998 for the continued growth and expansion of the Company's manufacturing facilities and related equipment.

     SMART has entered into certain capital lease arrangements. The outstanding principal on these obligations was $1.2 million and $2.7 million at October 31, 1997 and October 31, 1996, respectively. See Note 4 to the Consolidated Financial Statements.

     From time to time, the Company evaluates acquisitions of businesses, products or technologies that complement its business. Currently, the Company has no present understandings, commitments or agreements with respect to any material acquisitions of other businesses, products or technologies. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of debt or equity.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's business, financial condition and results of operations can be impacted by a number of factors including without limitation the following factors.

  Significant Customer Concentration

     A relatively small number of customers have accounted for a significant percentage of the Company's net sales. For fiscal 1997, fiscal 1996 and fiscal 1995, the Company's ten largest customers accounted for 86%, 71% and 68% of net sales, respectively. For fiscal 1997, the Company's three largest customers were Compaq, Cisco and Hewlett-Packard, which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM, which accounted for 19%, 15% and 12% of net sales, respectively. In fiscal 1995, the Company's three largest customers were Cisco, IBM and Hewlett-Packard, which accounted for 18%, 15% and 10% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented under 10% of net sales in fiscal 1996 and fiscal 1995, represented 53% of the Company's net sales in fiscal 1997. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has no firm long-term volume commitments from any of its major customers and generally enters into individual purchase orders with its customers, in certain cases under master agreements governing the terms and conditions of the relationship. The Company has experienced cancellations of orders and fluctuations in order levels from period to period and expects it will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the Company's business, financial condition and results of operations will depend in significant part on its ability to obtain orders from new customers, as well as on the financial condition and success of its customers. Therefore, any adverse factors affecting any of the Company's major customers or their customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1.
Business -- Customers, Sales and Marketing."

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

     The market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. During fiscal 1997, there were significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Since the fiscal 1997 year end, there have been continued significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices which has adversely impacted net sales. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, continued price declines could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Intense Competition

     The memory module, communication card and embedded computer subsystem industries are intensely competitive. Each of these markets includes a large number of competitive companies, several of which have achieved a substantial market share. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Micron Electronics, Inc. (a subsidiary of Micron Technology, Inc.) and Samsung. The Company also competes with independent memory module manufacturers, including Celestica Inc., PNY Electronics, Inc. and Simple Technology Incorporated. In the computer systems reseller market for memory modules, the Company primarily competes with companies such as Kingston Technology, Inc., Viking Technology, Inc. and Vision Tek, Inc. In the communication card market, the Company competes with GVC, TDK and U.S. Robotics, Inc. (a subsidiary of 3Com Corporation), among others. In the embedded computer subsystem market, the Company competes with Force Computers Inc. (a subsidiary of Solectron Corporation), Motorola Inc. and Radisys Corporation, among others. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, certain of the Company's competitors, such as Samsung, are significant suppliers to the Company. These suppliers may have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration. The Company also faces competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company participates.

     The Company expects its competitors to continue to improve the performance of their current products, to reduce their current product sales prices and to introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in sales or loss of market acceptance of the Company's products. There can be no assurance that enhancements to or future generations of competitive products will not be developed that offer better prices or technical performance features than the Company's products. To remain competitive, the Company must continue to provide technologically advanced products and manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis, reduce manufacturing and testing costs and compete favorably on the basis of price. In addition, increased competitive pressure has led in the past and may continue to lead to intensified price competition, resulting in lower prices and gross margin, which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully in the future. See "Item 1. Business -- Competition."

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

     The Company's net sales and gross margin has varied and will continue to vary significantly based on a variety of factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's existing products have declined in the past and the Company expects that prices will continue to decline in the future. In particular, during fiscal 1997, the selling prices of the Company's existing products declined due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Moreover, since the fiscal 1997 year end, declines in the selling prices of certain of the Company's existing products have continued due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices which has adversely impacted net sales. Because a substantial portion of the Company's turnkey sales are attributable to the resale of semiconductor devices, a continued decline in the prices of these components would have a material adverse effect on the Company's net sales. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its growth. The Company expects that its business will experience more significant seasonality as it expands its sales and marketing efforts in Europe and to the extent its exposure to the PC market remains significant.

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

  Dependence on Sole or Limited Sources of Supply

     The Company is dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in the Company's products. In particular, the Company is dependent in significant part upon certain limited or sole source suppliers for critical components in the Company's memory module, communication card and embedded computer module products. The Company also depends on sole source third party manufacturers to produce certain of the Company's embedded computer module products. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including DRAM, SRAM and Flash memory. The Company has experienced and may continue to experience delays in component deliveries and quality problems with respect to certain component deliveries which have caused and could in the future cause delays in product shipments and have required and could in the future require the redesign of certain products. The Company generally has no written agreements with its suppliers. There can be no assurance that the Company will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, could increase costs and/or prices and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Design, Manufacturing and Test."

  Management of Growth; Expansion of Operations

     The Company has significantly expanded its operations over the last several years. This growth has resulted in a significant increase in responsibility for existing management which has placed, and may continue to place, a significant strain on the Company's limited personnel and management, manufacturing and other resources. The Company's ability to manage the recent and any possible future growth will require an expansion of its manufacturing capacity, accounting and other internal management systems and the implementation of a variety of procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these systems and implement such procedures and controls in an efficient manner and at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company intends to purchase a new management information system to replace its existing management information system. The implementation of such a new system will impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of a new management information system and transition from the current system to a new system will require substantial financial resources, time and personnel. There can be no assurance that the Company will not experience problems, delays or unanticipated additional costs in implementing a new management information system or in the use of its existing system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the period in which a new system is brought online.

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

     The Company anticipates that future demand for its products will require expansion of its current operations and the addition of new production lines in the future. Specifically, in December 1997, the

Company relocated its manufacturing operations in Puerto Rico from a 23,000 square foot facility in Arecibo, Puerto Rico into an 83,000 square foot facility in Aguada, Puerto Rico. The Company's expansion will result in higher operating expenses. There can be no assurance that the Company can successfully implement the transition from its old facility to the new facility or that the new facility's production lines will be efficient or that they will result in an increase in output. Any delay or unexpected difficulties arising from the transition could materially and adversely affect the Company's business, financial condition and results of operations.

  Year 2000; Information Technology Transition

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company's existing management information system is not Year 2000 compliant. The Company intends to purchase a new management information system to replace its existing management information system. The implementation of such a new system will impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of a new management information system and transition from the current system to a new system will require substantial financial resources, time and personnel. There can be no assurance that such a system will be implemented by the year 2000, or that the Company will not experience problems, delays or unanticipated additional costs in implementing the new system or in the use of its existing system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the period in which the new system is brought online. In addition, there can be no assurance that the Company's customers and suppliers have, or will have management information systems that are Year 2000 compliant. Any Year 2000 compliance problem facing the Company, its customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

  Rapid Technological Change

     The semiconductor, computer, telecommunications and networking industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to invest significant amounts of resources for research and development efforts, to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis and to respond to changing customer requirements that meet evolving industry standards. For example, the semiconductor memory market is currently transitioning from fast page mode ("FPM") and EDO memory to SDRAM, and the industry standard modem is currently changing from a 33.6 kbps synchronous modem to a 56 kbps asynchronous modem. The Company is currently focusing its research and development resources on the development of SDRAM, Flash and SRAM products, 56 kbps asynchronous modem products and various embedded computer modules. The success of the Company in developing new and enhanced products will depend upon a variety of factors, including integration of various elements of complex technology, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, availability of production capacity, achievement of acceptable manufacturing yields and product performance, quality and reliability. The Company has experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in the Company's products after commencement of commercial shipments, which could result in the delay in market acceptance of such products. The inability of the Company to introduce new products or enhancements that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Research and Development."

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

  International Sales

     International sales accounted for 18%, 8% and 14% of net sales in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The Company anticipates that international sales will increase in future periods and will account for an increasing portion of net sales. As a result, an increasing portion of the Company's sales will be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. In particular, recent instability in certain Asian economies and financial markets could have an adverse effect on the Company's business, financial condition and results of operations in future quarters. In fiscal 1997, the Company's net sales to customers in Asia accounted for less than one percent of all net sales. In addition to exporting products to Asia, the Company maintains strategic supply relationships with companies located in Asia. Moreover and as a result of currency changes and other factors, certain of the Company's competitors may have the ability to manufacture competitive products in Asia at lower costs than the Company. There can be no assurance that current economic instability in Asia will not have a material adverse effect on the Company's net sales, its ability to compete or its ability to receive raw materials for its products.

     The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the United States or other countries. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Some of the Company's customer's purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company attempts to protect its intellectual property rights through a variety of measures including non-disclosure agreements, trademarks, trade secrets and to a lesser extent, patents. There can be no assurance, however, that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. See "Item 1.
Business -- Intellectual Property."

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement for its Annual Meeting of Shareholders currently scheduled for March 16, 1998 (the "Proxy Statement") with the Securities and Exchange Commission within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information in the Registrant's Proxy Statement under the headings "Election of Directors" and "Other Information -- Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information in the Registrant's Proxy Statement under the headings "Other Information -- Executive Compensation," "Other Information -- Option Grants in Last Fiscal Year," and "Other Information -- Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values."

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information in the Registrant's Proxy Statement under the headings "Information Concerning Solicitation and Voting -- Record Date and Shares Outstanding" and "Other Information -- Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information in the Registrant's Proxy Statement under the headings "Other Information -- Compensation Committee Interlocks and Insider Participation" and "Other Information -- Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements. The following Consolidated Financial Statements of SMART Modular Technologies, Inc. are filed as part of this report:

                                                                                    PAGE
                                                                                    ----
    Report of Independent Public Accountants......................................  F-2
    Consolidated Balance Sheets as of October 31, 1997 and 1996...................  F-3
    Consolidated Statements of Income for the Years Ended October 31, 1997, 1996
      and 1995....................................................................  F-4
    Consolidated Statements of Shareholders' Equity for the Years Ended October
      31, 1997, 1996 and 1995.....................................................  F-5
    Consolidated Statements of Cash Flows for the Years Ended October 31, 1997,
      1996 and 1995...............................................................  F-6
    Notes to Consolidated Financial Statements....................................  F-7

     2. Financial Statement Schedules. The following financial statement schedules of SMART Modular Technologies, Inc. for the years ended October 31, 1997, 1996 and 1995 are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of SMART Modular Technologies, Inc.:

                                       SCHEDULE                                     PAGE
    ------------------------------------------------------------------------------  ----
    Report of Independent Public Accountants on Schedule..........................  F-21
    Valuation and Qualifying Accounts.............................................  F-22

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

   10.9(1)  Third Amendment to Lease between the Registrant and Riggs National Bank of
            Washington, D.C. as Trustee of the Multi-Employer Property Trust Northport
            Business Park, a National Banking Association dated November 1994.
  10.10(1)  Standard Triple Net Industrial Lease between the Registrant and Riggs National
            Bank of Washington, D.C., as Trustee of the Multi-Employer Property Trust, dated
            June 18, 1995.
  10.11(1)  Lease Contract between the Registrant and The Puerto Rico Industrial Development
            Company dated April 24, 1995.
  10.12(1)  Note, Loan and Security Agreement between the Registrant and Merrill Lynch
            Business Financial Services Inc. dated May 19, 1993.
  10.13(1)  Letter Agreement between the Registrant and Merrill Lynch Business Financial
            Services Inc. dated December 28, 1994.
  10.14(1)  Letter Agreement between the Registrant and Merrill Lynch Business Financial
            Services Inc. dated June 27, 1995.
  10.15(1)  Intercreditor Agreement among the Registrant, Merrill Lynch Business Financial
            Services Inc. and Imperial Bank dated June 27, 1995.
  10.16(1)  Security and Loan Agreement between the Registrant and Imperial Bank dated July
            19, 1995.
 *10.17(1)  License and Supply Agreement between the Registrant and Krypton Isolation, Inc.
            dated July 22, 1994.
  10.18(1)  Warrant Purchase Agreement between the Registrant and Krypton Isolation, Inc.
            dated July 27, 1994.
  10.19(1)  Holders' Agreement dated July 27, 1994 by and among Krypton Isolation, Inc. and certain individuals and entities identified on Exhibit A attached thereto.
  10.20(1)  Common Stock Purchase Agreement dated July 27, 1994 by and among Krypton
            Isolation, Inc. and the individuals identified on Exhibit A attached thereto.
  10.21(1)  First Amendment to the Krypton Isolation, Inc. Warrant to Purchase 2,000,000
            Shares of Series A Preferred Stock between the Registrant and Krypton Isolation,
            Inc. dated October 24, 1995.
  10.22(1)  Letter of Intent dated as of October 24, 1995 by and among Krypton Isolation,
            Inc., the Registrant and certain individuals identified on the signature pages thereto.
**10.23(2)  License and Supply Agreement between the Registrant and Krypton Isolation, Inc.
            dated January 29, 1996.
  10.24(2)  Warrant Purchase Agreement between the Registrant and Krypton Isolation, Inc.
            dated January 29, 1996.
  10.25(2)  First Amended and Restated Holders' Agreement dated January 29, 1996 by and among
            Krypton Isolation, Inc. and certain individuals and entities identified on
            Exhibit A attached thereto.
  10.26(2)  Common Stock Agreement dated January 29, 1996 by and among Krypton Isolation,
            Inc. and the entities identified on Exhibit A attached thereto.
  10.27(2)  First Amendment to the License and Supply Agreement between the Registrant and
            Krypton Isolation, Inc. dated January 29, 1996.
  10.28(3)  1989 Incentive Stock Plan, as amended, dated March 25, 1996.
  10.29(4)  Fourth Amendment to Lease between the Registrant and Riggs Bank N.A. dated
            September 27, 1996.
  10.30(5)  Revolving Line of Credit Note between the Registrant and Wells Fargo Bank,
            National Association dated May 29, 1997.
  10.31(5)  Credit Agreement between the Registrant and Wells Fargo Bank, National
            Association dated May 29, 1997.

  10.32(5)  Subfeature Note between the Registrant and Wells Fargo Bank, National Association
            dated May 29, 1997.
  10.33     Lease Contract between the Registrant and The Puerto Rico Industrial Development
            Company dated October 9, 1997.
  10.34     Second Amendment to the Krypton Isolation, Inc. Warrant to Purchase 2,000,000
            Shares of Series A Preferred Stock between the Registrant and Krypton Isolation,
            Inc. dated January 21, 1998.
   16.1(1)  Letter Regarding Change in Certifying Accountant.
   16.2(1)  Letter Regarding Change in Certifying Accountant.
   16.3(1)  Letter Regarding Change in Certifying Accountant.
   16.4(1)  Letter Regarding Change in Certifying Accountant.
   21.1     Subsidiaries of the Registrant.
   23.1     Consent of Independent Certified Public Accountants.
   24.1     Power of Attorney (included on page 33).
   27.1     Financial Data Schedule for the Fiscal Year Ended October 31, 1997.

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

(5) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q filed August 28, 1997.

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

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of fiscal
         1997.

     (c) Exhibits.

         See Item 14(a)(3) above.

     (d) Financial Statement Schedules.

         See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SMART MODULAR TECHNOLOGIES, INC.

                                          By:         /s/ AJAY SHAH
                                            ------------------------------------
                                                         Ajay Shah
                                             President, Chief Executive Officer
                                                             and
                                             Chairman of the Board of Directors

Dated: January 29, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ajay Shah and David B. Mullin and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof. Witness our hands on the date set forth below.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                     TITLE                       DATE
-------------------------------------------------  -----------------------------------  -----------------

                  /s/ AJAY SHAH                             President, Chief            January 29, 1998
-------------------------------------------------         Executive Officer and
                    Ajay Shah                      Chairman of the Board of Directors
                                                      (Principal Executive Officer)

                /s/ MUKESH PATEL                           Vice President and           January 29, 1998
-------------------------------------------------            General Manager
                  Mukesh Patel                              Memory/Processor
                                                              Product Line
                                                              and Director

               /s/ DAVID B. MULLIN                           Vice President,            January 29, 1998
-------------------------------------------------              Finance and
                 David B. Mullin                         Chief Financial Officer
                                                        (Principal Financial and
                                                           Accounting Officer)

                /s/ ERIK ANDERSEN                               Director                January 29, 1998
-------------------------------------------------
                  Erik Andersen

                /s/ TOR R. BRAHAM                               Director                January 29, 1998
-------------------------------------------------
                  Tor R. Braham

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.............................................    F-2
CONSOLIDATED BALANCE SHEETS..........................................................    F-3
CONSOLIDATED STATEMENTS OF INCOME....................................................    F-4
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY......................................    F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS................................................    F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................    F-7
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE.................................   F-21
SCHEDULE II -- Valuation and Qualifying Accounts.....................................   F-22
SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA............................................   F-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SMART Modular Technologies:

     We have audited the accompanying consolidated balance sheets of SMART Modular Technologies, Inc. (a California Corporation) and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMART Modular Technologies, Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.

                                                /s/ ARTHUR ANDERSEN LLP

                                          --------------------------------------
                                                   ARTHUR ANDERSEN LLP

San Jose, California
November 19, 1997

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  OCTOBER 31,
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                           1997         1996
                                                                         --------     --------
Current Assets:
  Cash and cash equivalents............................................  $111,331     $ 52,568
  Short-term investments...............................................    38,672        8,494
  Accounts receivable, net of allowance for doubtful accounts of $669
     and $583, respectively............................................    95,366       52,806
  Related party notes receivable.......................................         8           36
  Inventories..........................................................    39,336       39,001
  Deferred income taxes................................................     5,325        3,848
  Prepaid expenses and other...........................................    12,984        1,065
                                                                         --------     --------
          Total current assets.........................................   303,022      157,818
Property and equipment, net............................................    24,604       13,434
Related party notes receivable, net of current portion.................        --          177
Other..................................................................       359          756
                                                                         --------     --------
          Total assets.................................................  $327,985     $172,185
                                                                         ========     ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.....................................................  $ 73,833     $ 66,206
  Accrued bonuses......................................................     6,761        4,212
  Other accrued expenses...............................................     9,001        6,886
  Income taxes payable.................................................     7,312        6,190
                                                                         --------     --------
          Total current liabilities....................................    96,907       83,494
Long-term Liabilities:
  Capital lease obligations, net of current portion....................       234        1,241
  Deferred income taxes................................................       524          831
                                                                         --------     --------
          Total liabilities............................................    97,665       85,566
                                                                         --------     --------
Shareholders' Equity:
  Common stock, no par value -- Authorized -- 100,000,000 shares
     Outstanding -- 42,334,260 and 37,716,326 shares, respectively.....   135,302       37,321
Shareholder notes receivable related to common stock issuances.........      (179)        (452)
Retained earnings......................................................    95,197       49,750
                                                                         --------     --------
          Total shareholders' equity...................................   230,320       86,619
                                                                         --------     --------
          Total liabilities and shareholders' equity...................  $327,985     $172,185
                                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED OCTOBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1997         1996         1995
                                                             --------     --------     --------
Net sales..................................................  $694,675     $401,774     $274,592
Cost of sales..............................................   582,515      329,644      224,931
                                                             --------     --------     --------
Gross profit...............................................   112,160       72,130       49,661
                                                             --------     --------     --------
Operating expenses:
  Research and development.................................     8,496        5,933        5,283
  Sales, general and administrative........................    37,163       28,544       23,952
                                                             --------     --------     --------
          Total operating expenses.........................    45,659       34,477       29,235
                                                             --------     --------     --------
Income from operations.....................................    66,501       37,653       20,426
Other income (expense):
  Interest expense.........................................      (225)        (309)        (704)
  Interest income..........................................     2,615        2,252          190
  Other, net...............................................       (26)         295           (1)
                                                             --------     --------     --------
          Total other income (expense).....................     2,364        2,238         (515)
Income before provision for income taxes...................    68,865       39,891       19,911
Provision for income taxes.................................    23,418       14,760        7,344
                                                             --------     --------     --------
Net income.................................................  $ 45,447     $ 25,131     $ 12,567
                                                             ========     ========     ========
Net income per share.......................................  $   1.04     $   0.60     $   0.36
                                                             ========     ========     ========
Weighted average common and common equivalent shares
  outstanding..............................................    43,892       41,748       35,130
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

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK        SHAREHOLDER                  TOTAL
                                           ---------------------      NOTES      RETAINED   SHAREHOLDERS'
                                             SHARES      AMOUNT    RECEIVABLE    EARNINGS      EQUITY
                                           ----------   --------   -----------   --------   -------------
BALANCE, October 31, 1994................  28,666,010   $  2,020      $(301)     $ 11,946     $  13,665
  Issuance of common stock pursuant to
     exercise of stock options...........     540,000          2         --            --             2
  Issuance of common stock pursuant to
     exercise of stock purchase rights in
     exchange for notes receivable.......     100,000        200       (200)           --            --
  Net income.............................          --         --         --        12,567        12,567
                                           ----------   --------      -----       -------      --------
BALANCE, October 31, 1995................  29,306,010      2,222       (501)       24,513        26,234
  Issuance of common stock pursuant to
     acquisition of pooled company.......     736,000        205         (5)          106           306
  Issuance of common stock pursuant to
     initial public offering.............   6,000,000     32,640         --            --        32,640
  Issuance of common stock pursuant to
     exercise of stock options...........   1,627,276        772         --            --           772
  Issuance of common stock...............      47,040        240         --            --           240
  Disqualifying dispositions of stock
     options.............................          --      1,242         --            --         1,242
  Repayment of shareholder note
     receivable..........................          --         --         54            --            54
  Net income.............................          --         --         --        25,131        25,131
                                           ----------   --------      -----       -------      --------
BALANCE, October 31, 1996................  37,716,326     37,321       (452)       49,750        86,619
  Issuance of common stock pursuant to
     secondary public offering...........   2,821,000     86,391         --            --        86,391
  Issuance of common stock pursuant to
     exercise of stock options...........   1,729,342      3,909         --            --         3,909
  Issuance of common stock...............      67,592        574         --            --           574
  Disqualifying dispositions of stock
     options.............................          --      7,107         --            --         7,107
  Repayment of shareholder note
     receivable..........................          --         --        273            --           273
  Net income.............................          --         --         --        45,447        45,447
                                           ----------   --------      -----       -------      --------
BALANCE, October 31, 1997................  42,334,260   $135,302      $(179)     $ 95,197     $ 230,320
                                           ==========   ========      =====       =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED OCTOBER 31,
                                 (IN THOUSANDS)

                                                               1997         1996         1995
                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $ 45,447     $ 25,131     $ 12,567
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities --
     Depreciation and amortization.........................     5,058        2,182          867
     Provision for doubtful accounts.......................        86          140          324
     Reserve for inventory obsolescence....................     1,068        2,135        1,359
     Loss (gain) on disposition of equipment...............        24           31           (7)
     Change in assets and liabilities --
       Increase in accounts and notes receivable...........   (42,618)     (25,230)      (8,912)
       Increase in inventories.............................    (1,403)        (137)     (24,107)
       Increase in deferred income taxes, net..............    (1,888)        (776)      (1,729)
       (Increase) decrease in prepaid expenses and other...   (11,919)          77         (522)
       Decrease (increase) in other assets.................       574         (712)         (93)
       Increase in accounts payable........................     7,627       15,518       29,265
       Increase in income taxes payable....................     8,229        5,656        1,463
       Increase in accrued liabilities.....................     5,568        3,015          478
                                                             --------     --------     --------
          Net cash provided by operating activities........    15,853       27,030       10,953
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale..............   (36,712)      (8,494)          --
  Sales of investments available-for-sale..................     6,534           --           --
  Purchases of property and equipment......................   (17,103)      (7,652)      (2,297)
  Proceeds from sales of equipment.........................       851           --          109
                                                             --------     --------     --------
          Net cash used in investing activities............   (46,430)     (16,146)      (2,188)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lines of credit............................     8,600       16,521       67,064
  Payments on lines of credit..............................    (8,600)     (20,087)     (66,327)
  Payments of capital lease obligations and long-term
     debt..................................................    (1,534)      (1,461)      (1,410)
  Proceeds from notes payable..............................        --           --          495
  Payments on notes payable................................        --           --         (595)
  Proceeds from sale of common stock.......................    91,257       33,912            2
  Expenses related to issuances of common stock............      (383)        (260)          --
                                                             --------     --------     --------
          Net cash provided by (used in) financing
            activities.....................................    89,340       28,625         (771)
                                                             --------     --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................    58,763       39,509        7,994
CASH AND CASH EQUIVALENTS, beginning of year...............    52,568       13,059        5,065
                                                             --------     --------     --------
CASH AND CASH EQUIVALENTS, end of year.....................  $111,331     $ 52,568     $ 13,059
                                                             ========     ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes...............................  $ 15,189     $  9,895     $  7,854
                                                             ========     ========     ========
  Cash paid for interest...................................  $    225     $    309     $    453
                                                             ========     ========     ========
NON CASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases.....  $     --     $  1,322     $  3,099
                                                             ========     ========     ========
  Tax benefits from employee stock transactions............  $  7,107     $  1,242     $     --
                                                             ========     ========     ========
  Issuance of common stock pursuant to acquisition of
     pooled company........................................  $     --     $    306     $     --
                                                             ========     ========     ========
  Issuance of common stock pursuant to notes receivable....  $     --     $     --     $    200
                                                             ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND OPERATIONS OF THE COMPANY

     SMART Modular Technologies, Inc. (the "Company") was incorporated in California in August 1988. The Company designs, manufactures and markets memory modules, Flash memory cards, high performance embedded computer modules and communication card products primarily to the computer, networking and telecommunications industries. In July 1996, the Company acquired RISQ Modular Systems, Inc. ("RISQ") (See Note 2). RISQ designs and manufactures embedded processor modules and products for OEMs in the telecommunications, networking, industrial control and image processing markets.

     On September 11, 1997, the Company completed a secondary public offering of 2,821,000 shares of common stock (including underwriters' over-allotment) at $32 3/8 per share (as adjusted for the Company's stock split in December
1997 -- See Note 2). Total proceeds to the Company (net of underwriting discounts and commissions) was approximately $86.4 million.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Business Combinations

     On July 31, 1996, a wholly-owned subsidiary of the Company merged with RISQ Modular Systems, Inc., a California corporation ("RISQ"), which resulted in RISQ becoming a wholly-owned subsidiary of the Company. The Company acquired RISQ by issuing 736,000 shares of SMART common stock in exchange for 100% of the outstanding securities of RISQ. The merger was accounted for as a pooling of interests. Given the immateriality of this acquisition to the Company's consolidated financial position and results of operations, RISQ has been included in the Company's consolidated results of operations as of the beginning of fiscal 1996 (November 1, 1995) and amounts presented for periods prior to fiscal 1996 have not been restated to include RISQ's historical results of operations. RISQ designs and manufactures embedded computer modules and products in both standard and custom form factors for OEMs in the telecommunications, networking, industrial control and image processing markets.

  Stock Split

     In December 1997, the Company consummated a stock split effected as a stock dividend whereby each issued and outstanding share of the Company's common stock was converted into two shares of common stock. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

  Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

  Investments in Debt and Equity Securities

     The Company accounts for its investments in debt and equity securities pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, debt securities are classified as held-to-maturity and recorded at amortized cost when the Company has the positive intent and ability to hold the securities to maturity. Marketable debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity, if significant.

     All of the Company's investments are classified as available-for-sale securities as summarized below (in thousands):

                                                        AMORTIZED   AGGREGATE    UNREALIZED   UNREALIZED
                                                          COST      FAIR VALUE     GAINS        LOSSES
                                                        ---------   ----------   ----------   ----------
AS OF OCTOBER 31, 1997:
  AVAILABLE-FOR-SALE SECURITIES:
  Debt securities issued by the states of the United
     States and political subdivisions of the
     states...........................................   $34,772     $ 34,764       $  5         $(13)
  Securities issued by private investment companies
     and backed by debts issued by the United States
     and states of United States government
     agencies.........................................     3,900        3,900         --           --
                                                         -------      -------       ----         ----
                                                         $38,672     $ 38,664       $  5         $(13)
                                                         =======      =======       ====         ====
AS OF OCTOBER 31, 1996:
  AVAILABLE-FOR-SALE SECURITIES:
  Debt securities issued by the states of the United
     States and political subdivisions of the
     states...........................................   $ 4,594     $  4,595       $  3         $ (2)
  Securities issued by private investment companies
     and backed by debts issued by the United States
     and states of United States government
     agencies.........................................     3,900        3,900         --           --
                                                         -------      -------       ----         ----
                                                         $ 8,494     $  8,495       $  3         $ (2)
                                                         =======      =======       ====         ====

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

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     Property, plant and equipment consists of the following as of October 31, (in thousands):

                                                                        1997        1996
                                                                       -------     -------
    Computer and office equipment....................................  $ 4,019     $ 1,001
    Production machinery and equipment...............................   28,960      16,583
    Vehicles.........................................................       60          36
    Construction in progress.........................................      306           3
                                                                       -------     -------
              Total property and equipment...........................   33,345      17,623
    Less: accumulated depreciation and amortization..................   (8,741)     (4,189)
                                                                       -------     -------
         Property and equipment, net.................................  $24,604     $13,434
                                                                       =======     =======

     Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $4,732,000 and $5,024,000 as of October 31, 1997 and 1996, respectively. Accumulated amortization on the leased assets was approximately $2,178,000 and $1,651,000 as of October 31, 1997 and 1996, respectively.

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

  Net Income Per Share

     Net income per share has been computed using the weighted average number of shares of common stock, common equivalent shares from convertible preferred stock using the if converted method at date of issuance and common equivalent shares from stock options outstanding using the treasury stock method. Pursuant to certain Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented (even if antidilutive using the treasury stock method and assuming an initial public offering price of $7.50 per share).

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS No. 128"), "Earnings Per Share," which the Company will be required to adopt on a retroactive basis in the first quarter of fiscal 1998. The pro forma effect of SFAS No. 128 is shown in the following table for the years ended October 31, (shares in thousands):

                                                             1997        1996        1995
                                                            -------     -------     -------
    AS REPORTED:
      Net income per share................................  $  1.04     $  0.60     $  0.36
      Weighted average common and common equivalent shares
         outstanding......................................   43,892      41,748      35,130
    PRO FORMA:
      Basic net income per share..........................  $  1.17     $  0.69     $  0.44
      Weighted average common shares outstanding..........   38,894      36,460      28,986
      Diluted net income per share........................  $  1.04     $  0.60     $  0.36
      Weighted average common and common equivalent shares
         outstanding......................................   43,892      41,748      35,130

  Risks and Uncertainties

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. As of October 31, 1997, approximately 83% of accounts receivable were concentrated with four customers. As of October 31, 1996, approximately 70% of accounts receivable were concentrated with six customers. The Company generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies.

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

     A substantial majority of the Company's net sales are derived from memory products. The market for memory products is characterized by frequent transitions in which products rapidly incorporate new features and performance standards. A failure to develop products with required feature sets or performance standards or a delay in bringing a new product to market could adversely affect the Company's operating results.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following as of October 31, (in thousands):

                                                                1997        1996
                                                               -------     -------
            Raw materials....................................  $22,692     $21,553
            Work-in-process..................................    5,266       9,267
            Finished goods...................................   11,378       8,181
                                                               -------     -------
                 Total.......................................  $39,336     $39,001
                                                               =======     =======

  Effect of Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES an asset may not be recoverable. The Company adopted SFAS No. 121 on November 1, 1996 and its provisions did not have a material effect on the Company's consolidated results of operations in the year of adoption.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted the disclosure provisions of SFAS No. 123 on November 1, 1996 and accordingly, its provisions will not have an impact on the Company's consolidated results of operations since the intrinsic value-based method prescribed by APB Opinion No. 25, and also allowed by SFAS No. 123, will continue to be used. See Note 7 to the Consolidated Financial Statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its individual components. The statement requires the disclosure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). The Company is required to adopt the provisions of SFAS No. 130 in the first quarter of fiscal 1999. At that time, reclassification of financial statements for all periods presented will be required. The Company does not expect the adoption of SFAS No. 130 to have a material effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas of operations and major customers. The Company is required to adopt the provisions of SFAS No. 131 beginning with its annual report on Form 10-K for the fiscal year ended October 31, 1999 and for all subsequent interim periods. The Company does not expect the adoption of SFAS No. 131 to have a material effect on the Company's consolidated financial statements.

 3. LINES OF CREDIT

     In June 1997, the Company entered into an unsecured revolving bank line of credit agreement which expires in May 1998. Borrowings under this agreement are limited to $20.0 million and bear interest at either the bank's prime rate (8.50% at October 31, 1997) or a spread over LIBOR (5.65% at October 31, 1997), at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants. As of October 31, 1997, no borrowings were outstanding under this agreement.

     At October 31, 1996, the Company had two revolving line of credit agreements that expired according to their terms in May 1997. Borrowings under these agreements were limited to $7.5 million and $12.5 million, respectively, and had respective interest rates at prime and at 2.6% above the rate for 30-day commercial paper. Both agreements were secured by substantially all of the Company's assets and required that the Company maintain specified levels of tangible net worth and comply with certain other covenants. No borrowings were outstanding under these agreements as of October 31, 1996.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

 4. CAPITAL LEASE OBLIGATIONS

     Minimum future lease payments under capital leases as of October 31, 1997 are summarized as follows (in thousands):

                              YEARS ENDING OCTOBER 31,
            ------------------------------------------------------------
            1998........................................................  $1,030
            1999........................................................     183
                                                                          ------
                 Total minimum lease payments...........................   1,213
            Less: Amount representing interest (8% to 13%)..............     (55)
                                                                          ------
            Present value of lease payments.............................   1,158
            Less: Current portion.......................................    (924)
                                                                          ------
            Long-term portion...........................................  $  234
                                                                          ======

 5. COMMITMENTS

     The Company leases its current facilities and certain equipment under noncancelable operating leases that expire at various dates through fiscal 2007. Under the terms of the facilities leases, the Company is responsible for utilities, maintenance, insurance and property taxes. As of October 31, 1997, the future minimum lease payments are as follows (in thousands):

                              YEARS ENDING OCTOBER 31,
            ------------------------------------------------------------
            1998........................................................  $  997
            1999........................................................   1,122
            2000........................................................   1,119
            2001........................................................   1,179
            2002........................................................   1,190
            Thereafter..................................................   1,910
                                                                          ------
                                                                          $7,517
                                                                          ======

     Rental expense was approximately $1,417,000, $1,025,000 and $539,000 for the years ended October 31, 1997, 1996 and 1995, respectively.

 6. PROFIT SHARING AND 401(k) PLANS

     The Company has a profit sharing plan (the "Plan") which generally covers all employees of the Company who are over 21 years of age and have worked for the Company for at least one year. Annual contributions to the Plan are discretionary, as determined by the Board of Directors. Contributions vest at a rate of 20% per year beginning with an individual's third year with the Company. There were no contributions to the Plan for the fiscal years ended October 31, 1997 and 1996. Contribution to the Plan for the fiscal year ended October 31, 1995 was approximately $100,000.

     Effective November 1, 1993, the Company established a 401(k) Plan. The 401(k) Plan covers all employees of the Company who are over 21 years of age and have worked for the Company for at least 90 days. Annual Company contributions are discretionary, as determined by the Board of Directors and are based on the Company's annual performance. Contributions vest at a rate of 20% per year beginning with an individual's second year with the Company. Employer contributions to the 401(k) Plan for the years ended October 31, 1997, 1996 and 1995 were approximately $86,000, $50,000 and $25,000, respectively.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  Stock Plans

     The Company has four stock plans, the 1989 Incentive Stock Plan, (the "1989 Stock Plan"), the 1995 Stock Plan (the "1995 Stock Plan"), the 1995 Director Option Plan (the "Director Plan") and the Employee Stock Purchase Plan (the "Purchase Plan"). The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to the provisions of APB No. 25, no compensation cost has been recognized by the Company related to option grants issued under any of its stock plans. Under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to calculate compensation cost related to option grants issued to employees subsequent to October 31, 1995 and present the pro forma effect of this expense on net income and net income per share. Accordingly, since no options were granted under the 1989 Stock Plan subsequent to October 31, 1995, the Company is not required to disclose the pro forma effect of compensation expense related to option grants issued under the 1989 Stock Plan.

     Had compensation cost been charged to the Company pursuant to the provisions of SFAS No. 123 for option grants issued under its remaining plans, the Company's net income and net income per share would have been adjusted to the following pro forma amounts for the years ended October 31, (in thousands, except per share amounts):

                                                                    1997        1996
                                                                   -------     -------
        Net Income:
          As reported............................................  $45,447     $25,131
          Pro forma..............................................  $44,351     $24,614

        Net Income Per Share:
          As reported............................................  $  1.04     $  0.60
          Pro forma..............................................  $  1.01     $  0.59

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to November 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  1989 Incentive Stock Plan

     Under the 1989 Stock Plan, the Board of Directors may grant incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, directors and consultants. Stock purchase rights are rights, other than stock options, to purchase common stock pursuant to the 1989 Stock Plan. The exercise price for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share of nonstatutory stock options granted under the 1989 Stock Plan cannot be less than 85% of the fair market value on the date of grant. As of October 31, 1997, a total of 13,540,000 shares of common stock have been authorized by the Company's Board of Directors and shareholders for grant under the 1989 Stock Plan.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     Stock option and purchase right activity under the 1989 Stock Plan is as follows:

                                                                      STOCK OPTIONS AND PURCHASE
                                                                          RIGHTS OUTSTANDING
                                                         SHARES       ---------------------------
                                                       AVAILABLE        NUMBER          PRICE
                                                       FOR GRANT      OF SHARES       PER SHARE
                                                       ----------     ----------     ------------
BALANCE, October 31, 1994............................   2,189,968      4,810,032      $.004-$1.88
  Authorized.........................................   3,540,000             --               --
  Granted............................................  (3,044,380)     3,044,380      $1.50-$4.00
  Exercised / Canceled/ Forfeited....................       9,766       (651,132)     $.004-$2.00
                                                       ----------     ----------     ------------
BALANCE, October 31, 1995............................   2,695,354      7,203,280      $.008-$4.00
  Exercised / Canceled/ Forfeited....................      65,294     (1,692,570)     $.008-$3.50
                                                       ----------     ----------     ------------
BALANCE, October 31, 1996............................   2,760,648      5,510,710      $0.01-$4.00
  Exercised / Canceled/ Forfeited....................      62,138     (1,520,186)     $0.01-$4.00
                                                       ----------     ----------     ------------
BALANCE, October 31, 1997............................   2,822,786      3,990,524      $0.01-$4.00
                                                        =========      =========      ===========

     As of October 31, 1997, 3,719,682 shares underlying the outstanding options and purchase rights were vested.

  1995 Stock Plan

     On October 3, 1995, the Company's Board of Directors adopted and its shareholders approved the 1995 Stock Plan to be effective as of the date of the Company's initial public offering (November 17, 1995). The 1995 Stock Plan provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights ("SPRs"). Unless terminated sooner, the 1995 Stock Plan will terminate automatically in October 2005. A total of 6,000,000 shares of common stock are reserved for issuance under the 1995 Stock Plan.

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

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     Stock option activity under the 1995 Stock Plan is as follows:

                                                               STOCK OPTIONS OUTSTANDING
                                                    ------------------------------------------------
                                       SHARES                                          WEIGHTED AVG.
                                     AVAILABLE       NUMBER            PRICE             EXERCISE
                                     FOR GRANT      OF SHARES        PER SHARE             PRICE
                                     ----------     ---------     ----------------     -------------
  BALANCE, October 31, 1995........          --            --                   --              --
    Authorized.....................   6,000,000            --                   --              --
    Granted........................  (1,285,200)    1,285,200     $5.125 - $ 7.688       $  7.4766
    Exercised......................          --            --                   --              --
    Canceled/Forfeited.............      52,044       (52,044)    $7.625 - $ 7.625       $  7.6250
                                     ----------     ---------       --------------       ---------
  BALANCE, October 31, 1996........   4,766,844     1,233,156     $5.125 - $ 7.688       $  7.4699
    Granted........................  (1,206,440)    1,206,440     $9.688 - $ 20.50       $  14.370
    Exercised......................          --      (271,294)    $5.125 - $17.125       $  7.7609
    Canceled/Forfeited.............     161,502      (161,502)    $7.50  - $17.125       $  8.7410
                                     ----------     ---------       --------------       ---------
  BALANCE, October 31, 1997........   3,721,906     2,006,800      $5.125 - $20.50       $ 11.5028
                                     ==========     =========       ==============       =========

     The following table summarizes information about stock options outstanding under the 1995 Stock Plan as of October 31, 1997:

                                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                    --------------------------------------------------     -----------------------------
                                     WEIGHTED AVG.       WEIGHTED AVG.                     WEIGHTED AVG.
   RANGE OF           NUMBER           REMAINING           EXERCISE          NUMBER          EXERCISE
EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE         PRICE         EXERCISABLE         PRICE
---------------     -----------     ----------------     -------------     -----------     -------------
$ 5.00 - $10.00      1,186,710             8.7              $  8.09          247,682          $  7.68
$10.01 - $20.00        738,890             9.1              $ 15.99           52,697          $ 16.72
$20.50                  81,200             9.9              $ 20.50               --               --
                     ---------                                               -------
                     2,006,800             8.9              $ 11.50          300,379          $  9.27
                     =========                                               =======

     The per share weighted average fair value of options granted under the 1995 Stock Plan in fiscal 1997 and fiscal 1996 is $9.67 and $5.27, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1997 and fiscal 1996, respectively: average risk-free interest rates of 6.20% and 6.04%; expected dividend yield of 0.0% in both fiscal years; expected lives of 5 years in both fiscal years; and expected volatility of 78.0% and 83.5%.

  1995 Director Option Plan

     Non-employee directors are entitled to participate in the Director Plan. The Director Plan has a term of ten years, unless terminated sooner by the Board of Directors. A total of 200,000 shares of common stock are reserved for issuance under the Director Plan.

     The Director Plan provides that each non-employee director who first becomes a non-employee director on or after the date of the Company's initial public offering (November 17, 1995) will be automatically granted an option to purchase 24,000 shares of common stock (the "First Option") on the date on which the person first becomes a non-employee director, unless immediately prior to becoming a non-employee director, such person was a director of the Company. Beginning November 1, 1996, each non-employee director will be automatically granted an option to purchase 7,200 shares (a "Subsequent Option") on November 1 of each year provided they are then a non-employee director and, provided further, that on such date he or she has served on the Board of Directors for at least the preceding six months. Each First Option and each Subsequent Option shall have a term of ten years and the shares subject to the option shall vest as to 1/36th of the shares at the end of each month after the date of grant, provided that the optionee continues to serve as a director on

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES such dates. The exercise prices of the First Option and each Subsequent Option shall be 100% of the fair market value per share of the common stock on the date of grant of the option.

     Stock option activity under the 1995 Director Plan is as follows:

                                                                   STOCK OPTIONS OUTSTANDING
                                                           -----------------------------------------
                                              SHARES                                   WEIGHTED AVG.
                                             AVAILABLE      NUMBER         PRICE         EXERCISE
                                             FOR GRANT     OF SHARES     PER SHARE         PRICE
                                             ---------     ---------     ---------     -------------
    BALANCE, October 31, 1995............           --           --             --              --
      Authorized.........................      200,000           --             --              --
      Granted............................           --           --             --              --
                                               -------       ------       --------        --------
    BALANCE, October 31, 1996............      200,000           --             --              --
      Granted............................      (14,400)      14,400      $ 10.5625       $ 10.5625
      Exercised..........................           --           --             --              --
      Canceled/Forfeited.................           --           --             --              --
                                               -------       ------       --------        --------
    BALANCE, October 31, 1997............      185,600       14,400      $ 10.5625       $ 10.5625
                                               =======       ======       ========        ========

     The following table summarizes information about stock options outstanding under the Director Plan as of October 31, 1997:

                                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                    --------------------------------------------------     -----------------------------
                                     WEIGHTED AVG.       WEIGHTED AVG.                     WEIGHTED AVG.
   RANGE OF           NUMBER           REMAINING           EXERCISE          NUMBER          EXERCISE
EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE         PRICE         EXERCISABLE         PRICE
---------------     -----------     ----------------     -------------     -----------     -------------
$10.5625               14,400              9.0             $ 10.5625          4,400          $ 10.5625

     The weighted average fair value of options granted under the Director Plan in fiscal 1997 is $7.12 per share. There were no grants in fiscal 1996. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the 1997 grants: risk-free interest rate of 6.13%; expected dividend yield of 0.0%; expected life of 5 years; and expected volatility of 78%.

  Employee Stock Purchase Plan

     On October 3, 1995, the Company's Board of Directors adopted and its shareholders approved the Purchase Plan to be effective as of the date of the Company's initial public offering (November 17, 1995). A total of 1,000,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees of the Company to purchase common stock through payroll deductions of up to 15% of their compensation (excluding payments for overtime, shift premium, incentive compensation, incentive payments, bonuses and other compensation), up to a maximum of $21,250 for all purchase periods ending within any calendar year.

     The price of common stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock on the first or last day of each six-month purchase period. Employees may end their participation in the Purchase Plan at any time during an offering period, upon which time, any payroll deductions not used to purchase Company stock will be refunded. Participation ends automatically upon termination of employment with the Company.

     Employees are eligible to participate if they are customarily employed by the Company or any designated subsidiary for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan will terminate in October 2005. For the year ended October 31, 1997, a total of 67,592 shares of the Company's common stock were issued under the Purchase Plan at an approximate average of $8.50 per share. For the year ended October 31, 1996, a total of 47,040 shares of the Company's common stock were issued

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES under the Purchase Plan at $5.10 per share. The per share weighted average fair value of shares sold in fiscal 1997 and fiscal 1996 was $3.41 and $2.12, respectively. At October 31, 1997, 885,368 shares remained available for sale under the Purchase Plan.

 8. INCOME TAXES

     Effective November 1, 1993, the Company adopted the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

     Pre-tax income from continuing operations for the years ended October 31 was taxed in the following jurisdictions (in thousands):

                                                             1997      1996      1995
                                                            -------   -------   -------
        Domestic..........................................  $64,839   $39,991   $19,911
        Foreign...........................................    4,026      (100)       --
                                                            -------   -------   -------
                                                            $68,865   $39,891   $19,911
                                                            =======   =======   =======

     The provision for income taxes consisted of the following components as of October 31, (in thousands):

                                                             1997      1996      1995
                                                            -------   -------   -------
        Current:
          Federal.........................................  $19,122   $14,178   $ 7,251
          State...........................................    6,184     3,598     1,882
                                                            -------   -------   -------
                  Total current...........................   25,306    17,776     9,133
                                                            -------   -------   -------
        Deferred (prepaid):
          Federal.........................................   (1,600)   (2,526)   (1,368)
          State...........................................     (288)     (490)     (421)
                                                            -------   -------   -------
                  Total deferred (prepaid), net...........   (1,888)   (3,016)   (1,789)
                                                            -------   -------   -------
                  Total provision for income taxes........  $23,418   $14,760   $ 7,344
                                                            =======   =======   =======

     The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rates as follows as of October 31, (in thousands):

                                                              1997      1996      1995
                                                             -------   -------   ------
        Provision computed at Federal statutory rate.......  $24,103   $13,962   $6,971
        State income taxes, net of Federal benefit.........    2,204     2,513    1,203
        Foreign taxes provided for at rates other than U.S.
          statutory rate...................................   (3,374)       --       --
        Tax credits........................................   (1,239)   (1,795)    (646)
        Tax exempt interest income.........................     (482)     (798)      --
        FSC benefit........................................     (550)     (598)      --
        Other..............................................    2,756     1,476     (184)
                                                             -------   -------   ------
                  Total provision for income taxes.........  $23,418   $14,760   $7,344
                                                             =======   =======   ======

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     The major components of the deferred tax asset and liability are as follows as of October 31, (in thousands):

                                                                        1997     1996
                                                                       ------   ------
        Inventory reserves...........................................  $1,721   $1,565
        Bad debt reserves............................................     234      239
        Accrued vacation.............................................     342      404
        Warranty reserves............................................     912      308
        State taxes..................................................   1,024      653
        Net operating loss carryforward..............................     679      679
        Other temporary differences..................................     413       --
                                                                       ------   ------
                  Total deferred tax assets..........................  $5,325   $3,848
                                                                       ======   ======
        Deferred tax liabilities -- depreciation.....................  $ (524)  $ (831)
                                                                       ------   ------
                  Total deferred tax liabilities.....................  $ (524)  $ (831)
                                                                       ======   ======

     Net operating loss and tax credit carryforwards, all of which resulted from the acquisition of Apex Data, Inc., a Delaware corporation ("Apex"), expire at various dates through 2010. In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% within a three year period results in an annual limitation of the Company's ability to utilize its net operating loss carryforwards from tax periods prior to the ownership change. Accordingly, utilization of net operating loss carryforwards of approximately $1,770,000 for Federal income tax purposes and $996,000 for state income tax purposes are subject to this annual limitation. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

 9. RELATED PARTY TRANSACTIONS

  Research and Development Funding

     In July 1994, the Company paid $30,000 for a warrant to purchase 2,000,000 shares of Series A preferred stock of a company in which certain shareholders of the Company and members of its Board of Directors had concurrently purchased a combined 42.8% interest in the affiliate's common stock. The Company has the right to exercise the warrant until January 29, 2000 at $0.05 per warrant share. The Company also entered into a license and supply agreement with the affiliate, whereby the affiliate agreed to supply the Company with 100% of the Company's requirements for certain of the affiliate's product, and the Company agreed to purchase 100% of such requirements from the affiliate. In addition, the affiliate granted to the Company certain license and trademark rights, with respect to the use and modification of the affiliate's product. In exchange, the Company agreed to provide research and development funding to the affiliate in an aggregate amount of $750,000. Prior to fiscal 1996, all agreed upon funding had been paid in full to the affiliate. The license portion of the agreement has no expiration date. All other provisions of the agreement shall continue in effect for a period of 15 years.

     In January 1996, the Company and the affiliate entered into an agreement whereby the Company paid an additional $80,000 for a warrant to purchase 2,000,000 shares of Series B preferred stock of the affiliate. The Company has the right to exercise the warrant for a period of up to 48 months after the date of issuance at $0.15 per warrant share. The Company and the affiliate also entered into a license and supply agreement similar to that described above but covering different intellectual property. In exchange, the Company provided research and development funding to the affiliate totaling $500,000. The license portion of the

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES agreement has no expiration date. All other provisions of the agreement will continue in effect for a period of 15 years. Concurrently with the Company's purchase of the warrant, certain shareholders of the Company and members of its Board of Directors purchased additional common stock of the affiliate, which increased their interest to 50.0% of the affiliate.

     In April 1996, certain shareholders of the Company and members of its Board of Directors purchased additional common stock of the affiliate from other shareholders of the affiliate. Currently, certain shareholders of the Company and members of its Board of Directors have a 50.4% interest in the affiliate.

     During fiscal 1997, the Company paid approximately $235,500 to the affiliate for its products. As of October 31, 1997, the affiliate owed the Company approximately $7,600 on a note bearing interest at 10% per annum and payable in full by April 1998.

  Note Receivable from Shareholder

     On November 15, 1993, a former officer of the Company borrowed $146,250 from the Company. The debt arose from the issuance and sale of shares of the common stock of Apex to the officer prior to the acquisition of Apex. The loan, which is unsecured, bears interest at a rate of 6.5% per annum, and is payable in annual interest-only installments through November 15, 1998, when the principal balance is due in full. As of October 31, 1997, the officer owed the Company approximately $71,500 under this loan.

  Stock Purchase Right

     On June 30, 1995, pursuant to a stock purchase right granted under the 1989 Stock Plan, the Company sold 100,000 shares of common stock to a director for $200,000. In consideration, the director executed a full recourse promissory note secured by the 100,000 shares of common stock for a like amount. The note bears interest at 6.27% compounded semiannually and is due in full on June 30, 1998. As of October 31, 1997, approximately $107,200 was outstanding under the note. Portions of this stock is subject to repurchase by the Company, at the original purchase price per share, upon the director's cessation of service prior to vesting of such shares. The shares vest as to 1/36th of the shares at the end of each month after the date of purchase, provided that the director continues to serve as a director on such dates.

  Stock Option Grant

     On August 31, 1995, pursuant to the 1989 Stock Plan, the Company granted a nonstatutory stock option exercisable for 60,000 shares of common stock to one of the Company's directors. The stock option exercise price is $3.50 per share and vests at the rate of 1/36th of the shares on the first day of each calendar month.

10. EXPORT SALES, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC DATA:

     The Company operates in a single industry segment. The Company markets its products in the United States (which includes Puerto Rico) and in foreign countries through its sales personnel, independent sales representatives and distributors. The Company's geographic sales as a percent of net sales are as follows for the years ended October 31:

                                                              1997     1996     1995
                                                              ----     ----     ----
        United States.......................................    82%      92%      86%
        International.......................................    18        8       14
                                                               ---      ---      ---
                  Total.....................................   100%     100%     100%
                                                               ===      ===      ===

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     A relatively small number of customers have accounted for a significant percentage of the Company's net sales. Sales to major customers as a percentage of net sales are as follows for the years ended October 31:

                                                                  1997     1996     1995
                                                                  ----     ----     ----
        Compaq Computer Corporation.............................   53%       *        *
        Cisco Systems, Inc......................................   12%      19%      18%
        Hewlett-Packard Company.................................   11%      15%      10%
        IBM Corporation.........................................    *       12%      15%

---------------

* Less than 10%

     The Company's operations by geographic area for each of the two years in the period ended October 31, 1997 were as follows (in thousands):

                                                                     ADJUSTMENTS
                                             UNITED      UNITED          AND
                                             STATES      KINGDOM     ELIMINATIONS     CONSOLIDATED
                                            --------     -------     ------------     ------------
    1997
      Revenues:
         Customers........................  $595,942     $98,733       $     --         $694,675
         Intercompany.....................    19,262          --        (19,262)              --
                                            --------     -------       --------         --------
                                            $615,204     $98,733       $(19,262)        $694,675
                                            ========     =======       ========         ========
    Income from operations................  $ 61,101     $ 5,398       $      2         $ 66,501
                                            ========     =======       ========         ========
    Total identifiable assets.............  $269,121     $58,941       $    (77)        $327,985
                                            ========     =======       ========         ========
    1996
      Revenues:
         Customers........................  $397,237     $ 4,537       $     --         $401,774
         Intercompany.....................     7,694          --         (7,694)              --
                                            --------     -------       --------         --------
                                            $404,931     $ 4,537       $ (7,694)        $401,774
                                            ========     =======       ========         ========
      Income (loss) from operations.......  $ 37,945     $  (279)      $    (13)        $ 37,653
                                            ========     =======       ========         ========
              Total identifiable assets...  $165,310     $ 6,936       $    (61)        $172,185
                                            ========     =======       ========         ========

     Intercompany sales and transfers are accounted for based on established intercompany sales prices. The United Kingdom subsidiary was not material to the Company's fiscal 1995 consolidated results of operations.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SMART Modular Technologies, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated November 19, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------
                                          ARTHUR ANDERSEN LLP

San Jose, California
November 19, 1997

                                  SCHEDULE II

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                        ADDITIONS
                                                         BALANCE AT    CHARGED TO                 BALANCE
                                                          BEGINNING     COSTS AND                  AT END
                      DESCRIPTION                          OF YEAR      EXPENSES     DEDUCTIONS   OF YEAR
-------------------------------------------------------  -----------   -----------   ----------   --------
Year ended October 31, 1995
  Allowance for doubtful accounts......................     $ 119         $ 343        $  (19)      $443
  Allowance for future returns.........................     $  68         $  --        $   --       $ 68
Year ended October 31, 1996
  Allowance for doubtful accounts......................     $ 443         $ 349        $ (209)      $583
  Allowance for future returns.........................     $  68         $  75        $   --       $143
Year ended October 31, 1997
  Allowance for doubtful accounts......................     $ 583         $ 207        $ (121)      $669
  Allowance for future returns.........................     $ 143         $  --        $   --       $143

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                   SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           YEAR ENDED OCTOBER 31, 1997
                                                    -----------------------------------------
                                                     FIRST      SECOND     THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                    --------   --------   --------   --------
    Net Sales.....................................  $131,612   $143,652   $201,923   $217,488
    Gross Profit..................................    22,631     24,141     30,876     34,512
    Net Income....................................     8,710      9,468     12,452     14,817
    Net Income Per Share..........................  $   0.21   $   0.22   $   0.28   $   0.33

                                                           YEAR ENDED OCTOBER 31, 1996
                                                    -----------------------------------------
                                                     FIRST      SECOND     THIRD      FOURTH
                                                    QUARTER    QUARTER    QUARTER    QUARTER
                                                    --------   --------   --------   --------
    Net Sales.....................................  $ 90,317   $104,116   $101,048   $106,293
    Gross Profit..................................    16,538     17,889     18,320     19,383
    Net Income....................................     5,445      5,958      6,621      7,107
    Net Income Per Share..........................  $   0.13   $   0.14   $   0.16   $   0.17

                        SMART MODULAR TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                          EXHIBITS
  -------       -----------------------------------------------------------------------------
      2.1(1)    Agreements and Plan of Reorganization among the Registrant, Apex Data, Inc.
                and SMART Acquisition Inc. dated April 24, 1995
      3.1(1)    Registrant's Amended and Restated Articles of Incorporation
      3.2(1)    Registrant's Amended Bylaws.
      4.1(1)    Registration Rights Agreement dated July 26, 1995.
      4.2(1)    Registrant's specimen stock certificate.
      4.3(3)    Termination to the Registration Rights Agreement dated July 26, 1995.
     10.1(1)    1989 Incentive Stock Plan, as amended, and forms of agreements attached thereto.
     10.2(1)    1995 Employee Stock Purchase Plan, and forms of agreements attached thereto.
     10.3(1)    1995 Director Option Plan, and forms of agreements attached thereto.
     10.4(1)    1995 Stock Plan, and forms of agreements attached thereto.
     10.5(1)    Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees.
     10.6(1)    Standard Triple Net Industrial Lease between the Registrant and Pactel
                Properties dated November 18, 1991.
     10.7(1)    First Amendment to Lease between the Registrant and Pactel Properties dated
                July 19, 1993.
     10.8(1)    Second Amendment to Lease between the Registrant and Riggs National Bank of
                Washington, D.C. as Trustee of the Multi-Employer Property Trust Northport
                Business Park, a National Banking Association dated May 31, 1994.
     10.9(1)    Third Amendment to Lease between the Registrant and Riggs National Bank of
                Washington, D.C. as Trustee of the Multi-Employer Property Trust Northport
                Business Park, a National Banking Association dated November 1994.
    10.10(1)    Standard Triple Net Industrial Lease between the Registrant and Riggs
                National Bank of Washington, D.C., as Trustee of the Multi-Employer Property
                Trust, dated June 18, 1995.
    10.11(1)    Lease Contract between the Registrant and The Puerto Rico Industrial
                Development Company dated April 24, 1995.
    10.12(1)    Note, Loan and Security Agreement between the Registrant and Merrill Lynch
                Business Financial Services Inc. dated May 19, 1993.
    10.13(1)    Letter Agreement between the Registrant and Merrill Lynch Business Financial
                Services Inc. dated December 28, 1994.
    10.14(1)    Letter Agreement between the Registrant and Merrill Lynch Business Financial
                Services Inc. dated June 27, 1995.
    10.15(1)    Intercreditor Agreement among the Registrant, Merrill Lynch Business
                Financial Services Inc. and Imperial Bank dated June 27, 1995.
    10.16(1)    Security and Loan Agreement between the Registrant and Imperial Bank dated
                July 19, 1995.

  EXHIBIT
  NUMBER                                          EXHIBITS
  -------       -----------------------------------------------------------------------------
   *10.17(1)    License and Supply Agreement between the Registrant and Krypton Isolation,
                Inc. dated July 22, 1994.
    10.18(1)    Warrant Purchase Agreement between the Registrant and Krypton Isolation, Inc.
                dated July 27, 1994.
    10.19(1)    Holders' Agreement dated July 27, 1994 by and among Krypton Isolation, Inc.
                and certain individuals and entities identified on Exhibit A attached thereto.
    10.20(1)    Common Stock Purchase Agreement dated July 27, 1994 by and among Krypton
                Isolation, Inc. and the individuals identified on Exhibit A attached thereto.
    10.21(1)    First Amendment to the Krypton Isolation, Inc. Warrant to Purchase 2,000,000
                Shares of Series A Preferred Stock between the Registrant and Krypton
                Isolation, Inc. dated October 24, 1995.
    10.22(1)    Letter of Intent dated as of October 24, 1995 by and among Krypton Isolation,
                Inc., the Registrant and certain individuals identified on the signature pages thereto.
  **10.23(2)    License and Supply Agreement between the Registrant and Krypton Isolation,
                Inc. dated January 29, 1996.
    10.24(2)    Warrant Purchase Agreement between the Registrant and Krypton Isolation, Inc.
                dated January 29, 1996.
    10.25(2)    First Amended and Restated Holders' Agreement dated January 29, 1996 by and among Krypton Isolation, Inc. and certain individuals and entities identified on Exhibit A attached thereto.
    10.26(2)    Common Stock Agreement dated January 29, 1996 by and among Krypton Isolation,
                Inc. and the entities identified on Exhibit A attached thereto.
    10.27(2)    First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated January 29, 1996.
    10.28(3)    1989 Incentive Stock Plan, as amended, dated March 25, 1996.
    10.29(4)    Fourth Amendment to Lease between the Registrant and Riggs Bank N.A. dated
                September 27, 1996.
    10.30(5)    Revolving Line of Credit Note between the Registrant and Wells Fargo Bank,
                National Association dated May 29, 1997.
    10.31(5)    Credit Agreement between the Registrant and Wells Fargo Bank, National
                Association dated May 29, 1997.
    10.32(5)    Subfeature Note between the Registrant and Wells Fargo Bank, National
                Association dated May 29, 1997.
    10.33       Lease Contract between the Registrant and The Puerto Rico Industrial
                Development Company dated October 9, 1997.
    10.34       Second Amendment to the Krypton Isolation, Inc. Warrant to Purchase 2,000,000
                Shares of Series A Preferred Stock between the Registrant and Krypton
                Isolation, Inc. dated January 21, 1998.
     16.1(1)    Letter Regarding Change in Certifying Accountant.
     16.2(1)    Letter Regarding Change in Certifying Accountant.
     16.3(1)    Letter Regarding Change in Certifying Accountant.

  EXHIBIT
  NUMBER                                          EXHIBITS
  -------       -----------------------------------------------------------------------------
     16.4(1)    Letter Regarding Change in Certifying Accountant.
     21.1       Subsidiaries of the Registrant.
     23.1       Consent of Independent Certified Public Accountants.
     24.1       Power of Attorney (included on page 33).
     27.1       Financial Data Schedule for the Fiscal Year Ended October 31, 1997.

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

(5) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q filed August 28, 1997.

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