Form 10-Q
period 1998-01-31
SMART MODULAR TECHNOLOGIES INC
filed 1998-03-16
CIK 1001840

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

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

     At March 9, 1998, there were 42,851,489 shares of the Registrant's common stock, no par value, outstanding.

================================================================================

                        SMART MODULAR TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements
         Consolidated Condensed Balance Sheet --
         As of January 31, 1998 and October 31, 1997.................     3
         Consolidated Condensed Statements of Income --
         For the Three Months Ended January 31, 1998 and 1997........     4
         Consolidated Condensed Statements of Cash Flows --
         For the Three Months Ended January 31, 1998 and 1997........     5
         Notes to Consolidated Condensed Financial Statements........     6
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................     8

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................    20
Item 2.  Changes in Securities.......................................    20
Item 3.  Defaults upon Senior Securities.............................    20
Item 4.  Submission of Matters to a Vote of Security Holders.........    20
Item 5.  Other Information...........................................    20
Item 6.  Exhibits and Reports on Form 8-K............................    20
Signatures...........................................................    21

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              JANUARY 31,   OCTOBER 31,
                                                                 1998          1997
                                                              -----------   -----------
Current Assets:
  Cash and cash equivalents.................................   $ 81,947      $111,331
  Short term investments....................................     79,660        38,672
  Accounts receivable, net..................................     78,766        95,366
  Inventories...............................................     37,865        39,336
  Prepaid expenses and other................................     17,293        18,317
                                                               --------      --------
          Total current assets..............................    295,531       303,022
Property and equipment, net.................................     32,258        24,604
Other.......................................................        688           359
                                                               --------      --------
          Total assets......................................   $328,477      $327,985
                                                               ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................   $ 51,991      $ 73,833
  Accrued bonuses...........................................      3,918         6,761
  Other accrued expenses....................................      8,994         9,001
  Income taxes payable......................................     14,230         7,312
                                                               --------      --------
          Total current liabilities.........................     79,133        96,907
Long-term Liabilities:
  Deferred income taxes and other...........................        676           758
                                                               --------      --------
          Total liabilities.................................     79,809        97,665
                                                               --------      --------
Shareholders' Equity:
  Common stock, no par value --
     Authorized -- 100,000,000 shares
     Outstanding -- 42,632,941 and 42,334,260 shares,
      respectively..........................................    137,049       135,123
  Retained earnings.........................................    111,619        95,197
                                                               --------      --------
          Total shareholders' equity........................    248,668       230,320
                                                               --------      --------
          Total liabilities and shareholders' equity........   $328,477      $327,985
                                                               ========      ========

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1998       1997
                                                              --------   --------
Net sales...................................................  $202,840   $131,612
Cost of sales...............................................   167,758    108,981
                                                              --------   --------
Gross profit................................................    35,082     22,631
                                                              ========   ========
Operating expenses:
  Research and development..................................     2,146      1,829
  Sales, general and administrative.........................    10,706      8,126
                                                              --------   --------
          Total operating expenses..........................    12,852      9,955
                                                              --------   --------
Income from operations......................................    22,230     12,676
Other income, net...........................................     1,927        529
                                                              --------   --------
Income before provision for income taxes....................    24,157     13,205
Provision for income taxes..................................     7,735      4,495
                                                              --------   --------
Net income..................................................  $ 16,422   $  8,710
                                                              ========   ========
Diluted net income per share................................  $   0.35   $   0.20
                                                              ========   ========
Weighted average common and common equivalent shares
  outstanding...............................................    47,216     42,924
                                                              ========   ========
Basic net income per share..................................  $   0.39   $   0.23
                                                              ========   ========
Weighted average common shares outstanding..................    42,472     37,888
                                                              ========   ========

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                 (IN THOUSANDS)

                                                                1998       1997
                                                              --------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $ 20,570    $ 6,841
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale...............   (44,888)      (859)
  Maturities of investments available-for-sale..............     3,900         --
  Purchases of property and equipment.......................    (9,677)    (4,689)
  Proceeds from sale of property and equipment..............        23         22
                                                              --------    -------
          Net cash used in investing activities.............   (50,642)    (5,526)
                                                              --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations.....................      (340)      (417)
  Proceeds from sale of common stock........................     1,028        900
                                                              --------    -------
          Net cash provided by financing activities.........       688        483
                                                              --------    -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (29,384)     1,798
CASH AND CASH EQUIVALENTS, beginning of period..............   111,331     52,568
                                                              --------    -------
CASH AND CASH EQUIVALENTS, end of period....................  $ 81,947    $54,366
                                                              ========    =======

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The Interim Consolidated Condensed Financial Statements of SMART Modular Technologies, Inc., a California corporation, and subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These Interim Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal 1997 Report on Form 10-K as filed with the Securities and Exchange Commission on January 29, 1998.

     The Interim Consolidated Condensed Financial Statements for the first quarter of fiscal 1998 reflect, in the opinion of management, all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such period. The Interim Consolidated Condensed Financial Statements for fiscal 1997 are provided for information purposes only. The results of operations for the three month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 31, 1998, or any other future periods.

  Revenue Recognition

     Revenue is recognized upon shipment to the customer. The Company provides for estimated future returns for inventory rebalancing, stock rotation, established price protection arrangements and the estimated costs of warranty at the time of sale.

  Net Income Per Share

     The Company computes net income per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of operations is presented. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of preferred stock (using the "if converted" method), stock options and warrants (using the treasury stock method). Preferred stock, stock options and warrants are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     The following table reconciles the amounts used in the computation of basic and diluted net income per share for the three month periods ended January 31,:

                                                                1998         1997
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS.................   $16,422      $ 8,710
                                                               =======      =======
DILUTED NET INCOME PER SHARE:
  Weighted average common shares outstanding................    42,472       37,888
  Weighted average common stock options outstanding.........     4,744        5,036
                                                               -------      -------
          Total weighted average common and common
            equivalents outstanding.........................    47,216       42,924
                                                               =======      =======
          Diluted net income per share......................   $  0.35      $  0.20
                                                               =======      =======
BASIC NET INCOME PER SHARE:
  Weighted average common shares outstanding................    42,472       37,888
                                                               -------      -------
          Total weighted average common shares
            outstanding.....................................    42,472       37,888
                                                               =======      =======
          Basic net income per share........................   $  0.39      $  0.23
                                                               =======      =======

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                                JANUARY 31,    OCTOBER 31,
                                                   1998           1997
                                                -----------    -----------
Raw materials.................................    $25,476        $22,692
Work-in-process...............................      4,160          5,266
Finished goods................................      8,229         11,378
                                                  -------        -------
          Total...............................    $37,865        $39,336
                                                  =======        =======

 2. LINES OF CREDIT

In June 1997, the Company entered into an unsecured revolving bank line of credit agreement that expires in May 1998. Borrowings under this agreement are limited to $20.0 million and bear interest at either the bank's prime rate (8.5% at January 31, 1998) or a spread over LIBOR (5.6% at January 31, 1998), at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants. As of January 31, 1998 and October 31, 1997, no borrowings were outstanding under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to other areas of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the fourth and fifth paragraphs of the Overview Section, the Net Sales Section, the Gross Profit Section, the Research and Development Section, the Sales, General and Administrative Section, and the first and third paragraphs of the Liquidity and Capital Resources Section contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results." In particular, note the factors entitled "Significant Customer Concentration," "Product Concentration; Dependence on Memory Market," "Dependence on Semiconductor, Computer, Telecommunications and Networking Industries," "Intense Competition," "Fluctuations in Operating Results," "Dependence on Sole or Limited Sources of Supply" and "Rapid Technological Change." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

OVERVIEW

     SMART Modular Technologies, Inc., a California corporation (the "Company" or "SMART"), commenced operations in 1989 and initially focused on the design and manufacture of standard memory modules for OEMs and semiconductor manufacturers. Standard memory modules implement industry standard specifications, primarily utilize DRAM and are designed to be incorporated into a wide variety of electronic equipment. In 1991, the Company expanded its design, manufacturing and marketing efforts to offer specialty memory modules and PC card memory products. The Company expanded its PC card communication product line through the acquisition of Apex Data, Inc., a Delaware corporation, in July 1995. The Company further expanded its product line to include embedded computer modules through the acquisition of RISQ Modular Systems, Inc., a California corporation, in July 1996.

     The Company's net sales and gross profit have increased substantially over the last three fiscal years. Over the last eight fiscal quarters, SMART's gross margin has ranged from 15.3% to 18.2%. One of the primary factors affecting gross margin has been the proportion of the Company's memory products manufactured on either a turnkey or consignment basis. Products manufactured on a turnkey basis are designed and manufactured by the Company with purchased memory devices. Products manufactured on a consignment basis are generally designed and manufactured by the Company with memory devices that are owned and supplied by the customer. While products manufactured on a turnkey basis typically have lower gross margin than products manufactured on a consignment basis, products manufactured on a turnkey basis generally contribute greater net sales and higher gross profit per unit than products manufactured on a consignment basis. Currently, a substantial majority of the Company's net sales is derived from sales of products manufactured on a turnkey basis.

     The other primary factor affecting the Company's gross margin has been the mix between sales of specialty memory modules, standard memory modules, communication card products and embedded computer modules. In prior fiscal periods, a significant majority of the Company's net sales were derived from the sales of its specialty memory modules which typically have slightly higher gross margin than the Company's standard memory modules. Currently, a majority of the Company's net sales are derived from the sales of its standard memory modules. The Company's embedded computer modules currently generate the Company's highest gross margin, followed by the Company's PC card communication products. Both of these product lines currently contribute a relatively small portion of the Company's net sales.

     The Company expects that its net sales and gross margin will continue to vary based on these and other factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's existing products have declined in the past and the Company expects that prices will continue to decline in the future. In particular, during fiscal 1997, the selling prices of the Company's existing products declined due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Moreover, since the fiscal 1997 year end, declines in the selling prices of certain of the Company's existing products have continued due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices which has adversely impacted net sales. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, a continued decline in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its growth. The Company expects that its business will experience more significant seasonality as it expands its sales and marketing efforts in Europe and to the extent its exposure to the PC market remains significant.

     The Company primarily sells its products to OEMs and semiconductor manufacturers in the computer, networking and telecommunications industries. A relatively small number of customers have accounted for a significant percentage of the Company's net sales. For fiscal 1997, fiscal 1996 and fiscal 1995, the Company's ten largest customers accounted for 86%, 71% and 68% of net sales, respectively. For fiscal 1997, the Company's three largest customers were Compaq Computer Corporation ("Compaq"), Cisco Systems, Inc. ("Cisco") and Hewlett-Packard Company ("Hewlett-Packard"), which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM Corporation ("IBM"), which accounted for 19%, 15% and 12% of net sales, respectively. In fiscal 1995, the Company's three largest customers were Cisco, IBM and Hewlett-Packard, which accounted for 18%, 15% and 10% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented less than 10% of net sales in fiscal 1996 and fiscal 1995, represented 53% of the Company's net sales in fiscal 1997. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations. Recently, certain of the Company's customers including Compaq have announced that their sales and earnings are expected to be below expectations of public analysts. Any adverse changes in the business of the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, one of the Company's largest customers has recently reduced the Company's market share levels for certain of the products the Company sells to the customer. If the Company is unable to regain the lost market share or otherwise satisfy the customer, the Company's business, financial condition and results of operations would be materially and adversely affected.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales:

                                                        THREE MONTHS
                                                           ENDED
                                                        JANUARY 31,
                                                       --------------
                                                       1998     1997
                                                       -----    -----
Net sales............................................  100.0%   100.0%
Cost of sales........................................   82.7     82.8
                                                       -----    -----
Gross profit.........................................   17.3     17.2
Operating expenses:
  Research and development...........................    1.1      1.4
  Sales, general and administrative..................    5.3      6.2
                                                       -----    -----
     Total operating expenses........................    6.3      7.6
                                                       -----    -----
Income from operations...............................   11.0      9.6
Other income, net....................................    1.0      0.4
                                                       -----    -----
Income before provision for income taxes.............   11.9     10.0
Provision for income taxes...........................    3.8      3.4
                                                       -----    -----
Net income...........................................    8.1%     6.6%
                                                       =====    =====

     NET SALES

     Net sales consist of sales of specialty and standard memory products, PC cards, embedded computer modules and communication card products, less returns and discounts. Net sales for the first quarter of fiscal 1998 increased 54.1% to $202.8 million from $131.6 million for the same period of fiscal 1997. The increase in net sales for the first quarter of fiscal 1998 reflects an overall increase in demand for the Company's products from new and existing customers as compared to the same period of fiscal 1997. This increase was partially offset by a decrease in net sales resulting from a substantial decline in the cost of certain memory devices used in the production of the Company's products. The Company expects net sales to continue to be affected in future periods by changes in the cost of memory devices used in the production of the Company's products.

     GROSS PROFIT

     Cost of sales includes the costs of semiconductor devices and other components and materials purchased by the Company for its products, as well as the direct labor and overhead costs associated with manufacturing. Gross profit increased 55.0% to $35.1 million for the first quarter of fiscal 1998 from $22.6 million for the same period of fiscal 1997. Gross margin increased to 17.3% for the first quarter of fiscal 1998 from 17.2% for the comparable period of fiscal 1997. The increase in gross margin for the three month period ended January 31, 1998 was principally due to a decrease in the cost of certain memory chips used in the production of the Company's products as compared to the same period of fiscal 1997. The increase in gross margin was partially offset by an increase in the proportion of the Company's net sales derived from its lower margin standard memory products as compared to the same period of fiscal 1997. The Company expects gross margin to continue to be affected in future periods by changes in the cost of memory devices used in the production of the Company's products.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Research and development expenses increased 17.3% to $2.1 million for the first quarter of fiscal 1998 from $1.8 million during the same period of fiscal 1997 and totaled 1.1% and 1.4% of net sales for the first quarter of fiscal 1998 and fiscal 1997, respectively. The

Company expects that its research and development expenses will increase in absolute dollars in future periods to the extent that the Company expands its research and development efforts.

     SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. Sales, general and administrative expenses incurred during the first quarter of fiscal 1998 totaled $10.7 million, representing an increase of 31.7% from $8.1 million for the same period of fiscal 1997. Sales, general and administrative expenses totaled 5.3% and 6.2% of net sales for the first quarter of fiscal 1998 and fiscal 1997, respectively. The decrease in sales, general and administrative expenses as a percentage of net sales was principally due to the growth in net sales generated by certain OEM customers, which sales generally require lower incremental levels of selling and marketing expenses. The Company expects that its sales, general and administrative expenses will increase in absolute dollars in future periods to the extent that the Company expands its staffing, information systems and other systems and personnel in connection with the expansion of the Company's infrastructure.

     OTHER INCOME, NET

     Other income, net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its line of credit and interest paid on certain lease obligations. Interest income results from investment of cash balances. As compared to the same period of fiscal 1997, interest income earned during the first quarter of fiscal 1998 increased due to higher cash balances generated from operations and proceeds from the Company's secondary public offering of common stock completed in September 1997.

     PROVISION FOR INCOME TAXES

     Provisions for income taxes were $7.7 million and $4.5 million for the first quarter of fiscal 1998 and fiscal 1997, respectively, resulting in effective tax rates of 32.0% and 34.0%, respectively. The decrease in the Company's consolidated effective tax rate for the three month period ended January 31, 1998 was principally due to an increase in the amount of income contributed to the Company from its Puerto Rican and international operations as compared to the same periods of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, SMART has used funds generated primarily from operations, certain borrowings, capital leases and equity financings to support its operations, acquire capital equipment and finance inventory and accounts receivable. The Company generated cash from operating activities totaling $20.6 million for the first quarter of fiscal 1998. The increase in cash primarily resulted from net income generated during the period, a decrease in accounts receivable, an increase in taxes payable and was partially offset by a decrease in accounts payable. For the first quarter of fiscal 1997, the Company generated cash from operations totaling $6.8 million. At January 31, 1998, the Company had $161.6 million of cash, cash equivalents and short-term investments, and $216.4 million of working capital. At October 31, 1997, the Company had $150.0 million of cash, cash equivalents and short-term investments and $206.1 million of working capital. The Company primarily funds its liquidity requirements from utilization of existing cash balances and amounts borrowed under its existing line of credit. The Company expects to fund any future liquidity requirements from a combination of available cash balances and certain short-term borrowings under its line of credit. The Company currently anticipates that its working capital requirements will continue to increase in future periods to the extent that the Company's operations continue to expand.

     The Company has a revolving line of credit agreement (the "Credit Line") with a term expiring May 30, 1998. Borrowings under the Credit Line are limited to $20.0 million. Borrowings under the Credit Line bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants. As of January 31, 1998, the Company was in compliance with all covenants related to the line of credit. The Credit Line is unsecured and no borrowings were outstanding under the Credit Line as of January 31, 1998.

     Capital expenditures totaled $9.7 million for the first quarter of fiscal 1998 and $17.1 million for the fiscal year ended October 31, 1997. These expenditures were primarily for manufacturing and test equipment and the expansion of the Company's existing manufacturing operations. SMART anticipates spending between $30.0 million and $35.0 million on capital expenditures in fiscal 1998 related to the continued expansion of the Company's manufacturing operations and related equipment.

     SMART has entered into certain capital lease arrangements. The outstanding principal on these obligations was approximately $0.8 million and $1.2 million at January 31, 1998 and October 31, 1997, respectively.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's business, financial condition and results of operations could be impacted by a number of factors including without limitation the following factors.

     SIGNIFICANT CUSTOMER CONCENTRATION

     A relatively small number of customers have accounted for a significant percentage of the Company's net sales. For fiscal 1997, fiscal 1996 and fiscal 1995, the Company's ten largest customers accounted for 86%, 71% and 68% of net sales, respectively. For fiscal 1997, the Company's three largest customers were Compaq, Cisco and Hewlett-Packard, which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM, which accounted for 19%, 15% and 12% of net sales, respectively. In fiscal 1995, the Company's three largest customers were Cisco, IBM and Hewlett-Packard, which accounted for 18%, 15% and 10% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented less than 10% of net sales in fiscal 1996 and fiscal 1995, represented 53% of the Company's net sales in fiscal 1997. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations. Recently, certain of the Company's customers including Compaq have announced that their sales and earnings are expected to be below expectations of public analysts. Any adverse changes in the business of the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, one of the Company's largest customers has recently reduced the Company's market share levels for certain of the products the Company sells to the customer. If the Company is unable to regain the lost market share or otherwise satisfy the customer, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

     The market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. During fiscal 1997, there were significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Since the fiscal 1997 year end, there have been continued significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices which have adversely impacted net sales. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, a continued decline in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     INTENSE COMPETITION

     The memory module, communication card and embedded computer subsystem industries are intensely competitive. Each of these markets includes a large number of competitive companies, several of which have achieved a substantial market share. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Samsung Electronics Company Ltd. ("Samsung"). The Company also competes with independent memory module manufacturers, including Celestica Inc., PNY Electronics, Inc. and Simple Technology Incorporated. In the computer systems reseller market for memory modules, the Company primarily competes with companies such as Kingston Technology, Inc., Viking Technology, Inc. and Vision Tek, Inc. In the communication card market, the Company competes with GVC, TDK and U.S. Robotics, Inc. (a subsidiary of 3Com Corporation), among others. In the embedded computer subsystem market, the Company competes with Force Computers Inc. (a subsidiary of Solectron Corporation), Motorola Inc. and Radisys Corporation, among others. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, certain of the Company's competitors, such as Samsung, are significant suppliers to the Company. These suppliers have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration and therefore have the ability to sell competitive products at lower prices than the Company's products. The Company also faces competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company participates.

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

     FLUCTUATIONS IN OPERATING RESULTS

     The Company's results of operations and gross margin have fluctuated significantly from period to period in the past and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may in the future affect the Company's results of operations include the partial or complete loss of a principal customer or the reduction in orders from a customer due to excess product inventory accumulation by such customer, adverse changes in the mix of products sold by the Company and the inability to procure required components. Other factors that may affect the Company's results of operations in the future include fluctuating market demand for and declines in the selling prices of the Company's products, market acceptance of new products and enhanced versions of the Company's products, the Company's competitors selling products that compete with the Company's products at lower prices than the Company's products, delays in the introduction of new products and enhancements to existing products, and manufacturing inefficiencies associated with the start up of new product introductions. Recently, certain of the Company's customers including Compaq have announced that their sales and earnings are expected to be below expectations of public analysts. Any adverse changes in the business of the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, one of the Company's largest customers has recently reduced the Company's market share levels for certain of the products the Company sells to the customer. If the Company is unable to regain the lost market share or otherwise satisfy the customer, the Company's business, financial condition and results of operations would be materially and adversely affected.

     The Company's operating results may also be affected by the timing of new product announcements and releases by the Company or its competitors, the timing of significant orders, the ability to produce products in volume, delays, cancellations or reschedulings of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of the Company's inventories due to unexpected price declines, unexpected product returns, the timing of expenditures in anticipation of increased sales, cyclicality in the Company's targeted markets, and expenses associated with acquisitions. In particular, declines in DRAM, SRAM and Flash semiconductor prices could affect the valuation of the Company's inventory which could result in adverse changes in the Company's business, financial condition and results of operations. The concentration of the Company's assets in its Fremont, California facility could make the Company's exposure to business disruptions greater than if the Company's assets were more geographically dispersed.

     The Company's net sales and gross margin have varied and will continue to vary significantly based on a variety of factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's existing products have declined in the past and the Company expects that prices will continue to decline in the future. In particular, during fiscal 1997, the selling prices of the Company's existing products declined due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Moreover, since the fiscal 1997 year end, declines in the selling prices of certain of the Company's existing products have continued due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices which has adversely impacted net sales. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, a continued decline in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its growth. The Company expects that its business will experience more significant seasonality as it expands its sales and marketing efforts in Europe and to the extent its exposure to the PC market remains significant.

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

     RAPID TECHNOLOGICAL CHANGE

     The semiconductor, computer, telecommunications and networking industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to invest significant amounts of resources for research and development efforts, to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis and to respond to changing customer requirements that meet evolving industry standards. For example, the semiconductor memory market is currently transitioning from fast page mode ("FPM") and EDO memory to SDRAM, and the industry standard modem is currently changing from a 33.6 kbps synchronous modem to a 56 kbps asynchronous modem. The Company is currently focusing its research and development resources on the development of SDRAM, Flash and SRAM products, 56 kbps asynchronous modem products and various embedded computer modules. The success of the Company in developing new and enhanced products will depend upon a variety of factors, including integration of various elements of complex technology, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, availability of production capacity, achievement of acceptable manufacturing yields and product performance, quality and reliability. The Company has experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in the Company's products after commencement of commercial shipments, which could result in the delay in market acceptance of such products. The inability of the Company to introduce new products or enhancements that contribute to net sales could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     INTERNATIONAL SALES

     International sales accounted for 18%, 8% and 14% of net sales in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The Company anticipates that international sales will increase in future periods and will account for an increasing portion of net sales. As a result, an increasing portion of the Company's sales may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. In particular, recent instability in certain Asian economies and financial markets could have an adverse effect on the Company's business, financial condition and results of operations in future quarters. In fiscal 1997, the Company's net sales to customers in Asia accounted for less than one percent of all net sales. In addition to exporting products to Asia, the Company maintains strategic supply relationships with companies located in Asia. Moreover and as a result of currency changes and other factors, certain of the Company's competitors may have the ability to manufacture competitive products in Asia at lower costs than the Company. There can be no assurance that current economic instability in Asia will not have a material adverse effect on the Company's net sales, its ability to compete or its ability to receive raw materials for its products.

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

     RISKS ASSOCIATED WITH ACQUISITIONS

     As part of its business strategy, the Company expects to acquire or make significant investments in businesses that offer complementary products and technologies. Any such future acquisitions or investments would expose the Company to the risks commonly encountered in acquisitions of businesses. Such risks include, among others, difficulty of assimilating the operations, information systems and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired employees and customers, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: For a list of exhibits to this Form 10-Q see the exhibit index located on pages 22 - 24.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended January 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          SMART MODULAR TECHNOLOGIES, INC.

                                          By:       /s/  DAVID B. MULLIN
                                            ------------------------------------
                                                      David B. Mullin
                                             Vice President, Finance and Chief
                                                 Financial Officer (Principal
                                                        Financial and
                                                    Accounting Officer)

Date: March 13, 1998

                        SMART MODULAR TECHNOLOGIES, INC.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 EXHIBITS
-------                                --------
   2.1(1)    Agreements and Plan of Reorganization among the Registrant,
             Apex Data, Inc. and SMART Acquisition Inc. dated April 24,
             1995.
   3.1(1)    Registrant's Amended and Restated Articles of Incorporation.
   3.2(1)    Registrant's Amended Bylaws.
   4.1(1)    Registration Rights Agreement dated July 26, 1995.
   4.2(1)    Registrant's specimen stock certificate.
   4.3(3)    Termination to the Registration Rights Agreement dated July
             26, 1995.
  10.1(1)    1989 Incentive Stock Plan, as amended, and forms of
             agreements attached thereto.
  10.2(1)    1995 Employee Stock Purchase Plan, and forms of agreements attached thereto.
  10.3(1)    1995 Director Option Plan, and forms of agreements attached thereto.
  10.4(1)    1995 Stock Plan, and forms of agreements attached thereto.
  10.5(1)    Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees.
  10.6(1)    Standard Triple Net Industrial Lease between the Registrant and Pactel Properties dated November 18, 1991.
  10.7(1)    First Amendment to Lease between the Registrant and Pactel
             Properties dated July 19, 1993.
  10.8(1)    Second Amendment to Lease between the Registrant and Riggs
             National Bank of Washington, D.C. as Trustee of the
             Multi-Employer Property Trust Northport Business Park, a
             National Banking Association dated May 31, 1994.
  10.9(1)    Third Amendment to Lease between the Registrant and Riggs
             National Bank of Washington, D.C. as Trustee of the
             Multi-Employer Property Trust Northport Business Park, a
             National Banking Association dated November 1994.
  10.10(1)   Standard Triple Net Industrial Lease between the Registrant and Riggs National Bank of Washington, D.C., as Trustee of
             the Multi-Employer Property Trust, dated June 18, 1995.
  10.11(1)   Lease Contract between the Registrant and The Puerto Rico
             Industrial Development Company dated April 24, 1995.
  10.12(1)   Note, Loan and Security Agreement between the Registrant and
             Merrill Lynch Business Financial Services Inc. dated May 19,
             1993.
  10.13(1)   Letter Agreement between the Registrant and Merrill Lynch
             Business Financial Services Inc. dated December 28, 1994.
  10.14(1)   Letter Agreement between the Registrant and Merrill Lynch
             Business Financial Services Inc. dated June 27, 1995.
  10.15(1)   Intercreditor Agreement among the Registrant, Merrill Lynch
             Business Financial Services Inc. and Imperial Bank dated
             June 27, 1995.

EXHIBIT
NUMBER                                 EXHIBITS
-------                                --------
  10.16(1)   Security and Loan Agreement between the Registrant and
             Imperial Bank dated July 19, 1995.
 *10.17(1)   License and Supply Agreement between the Registrant and
             Krypton Isolation, Inc. dated July 22, 1994.
  10.18(1)   Warrant Purchase Agreement between the Registrant and
             Krypton Isolation, Inc. dated July 27, 1994.
  10.19(1)   Holders' Agreement dated July 27, 1994 by and among Krypton
             Isolation, Inc. and certain individuals and entities
             identified on Exhibit A attached thereto.
  10.20(1)   Common Stock Purchase Agreement dated July 27, 1994 by and among Krypton Isolation, Inc. and the individuals identified on Exhibit A attached thereto.
  10.21(1)   First Amendment to the Krypton Isolation, Inc. Warrant to
             Purchase 2,000,000 Shares of Series A Preferred Stock
             between the Registrant and Krypton Isolation, Inc. dated
             October 24, 1995.
  10.22(1)   Letter of Intent dated as of October 24, 1995 by and among
             Krypton Isolation, Inc., the Registrant and certain
             individuals identified on the signature pages thereto.
**10.23(2)   License and Supply Agreement between the Registrant and
             Krypton Isolation, Inc. dated January 29, 1996.
  10.24(2)   Warrant Purchase Agreement between the Registrant and
             Krypton Isolation, Inc. dated January 29, 1996.
  10.25(2)   First Amended and Restated Holders' Agreement dated January
             29, 1996 by and among Krypton Isolation, Inc. and certain
             individuals and entities identified on Exhibit A attached
             thereto.
  10.26(2)   Common Stock Agreement dated January 29, 1996 by and among
             Krypton Isolation, Inc. and the entities identified on
             Exhibit A attached thereto.
  10.27(2)   First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated January 29,
             1996.
  10.28(3)   1989 Incentive Stock Plan, as amended, dated March 25, 1996.
  10.29(4)   Fourth Amendment to Lease between the Registrant and Riggs
             Bank N.A. dated September 27, 1996.
  10.30(5)   Revolving Line of Credit Note between the Registrant and
             Wells Fargo Bank, National Association dated May 29, 1997.
  10.31(5)   Credit Agreement between the Registrant and Wells Fargo
             Bank, National Association dated May 29, 1997.
  10.32(5)   Subfeature Note between the Registrant and Wells Fargo Bank,
             National Association dated May 29, 1997.
  10.33(6)   Lease Contract between the Registrant and The Puerto Rico
             Industrial Development Company dated October 9, 1997.
  10.34(6)   Second Amendment to the Krypton Isolation, Inc. Warrant to
             Purchase 2,000,000 Shares of Series A Preferred Stock
             between the Registrant and Krypton Isolation, Inc. dated
             January 21, 1998.
  27.1       Financial Data Schedule for the Quarter Ended January 31,
             1998.

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

(6) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-K filed January 29, 1998.

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