Form 10-Q
period 1998-04-30
SMART MODULAR TECHNOLOGIES INC
filed 1998-06-15
CIK 1001840

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998,

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At June 1, 1998, there were 43,028,929 shares of the Registrant's common stock, no par value, outstanding.

================================================================================

                        SMART MODULAR TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
Item 1.     Financial Statements
              Consolidated Condensed Balance Sheets -- As of April 30,
              1998 and
              October 31, 1997..........................................    3
              Consolidated Condensed Statements of Income -- For the
              Three and Six Months Ended April 30, 1998 and 1997........    4
              Consolidated Condensed Statements of Cash Flows -- For the
              Six Months Ended April 30, 1998 and 1997..................    5
              Notes to Consolidated Condensed Financial Statements......    6
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    8

                          PART II. OTHER INFORMATION
Item 1.     Legal Proceedings...........................................   21
Item 2.     Changes in Securities.......................................   21
Item 3.     Defaults upon Senior Securities.............................   21
Item 4.     Submission of Matters to a Vote of Security Holders.........   21
Item 5.     Other Information...........................................   21
Item 6.     Exhibits and Reports on Form 8-K............................   21
Signatures  ............................................................   22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              APRIL 30,      OCTOBER 31,
                                                                1998             1997
                                                              ---------    ----------------
Current Assets:
  Cash and cash equivalents.................................  $ 88,993         $111,331
  Short term investments....................................    80,570           38,672
  Accounts receivable, net..................................    83,127           95,366
  Inventories...............................................    35,733           39,336
  Prepaid expenses and other................................    16,918           18,317
                                                              --------         --------
          Total current assets..............................   305,341          303,022
Property and equipment, net.................................    39,017           24,604
Other.......................................................       463              359
                                                              --------         --------
          Total assets......................................  $344,821         $327,985
                                                              ========         ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 56,389         $ 73,833
  Accrued bonuses...........................................     4,134            6,761
  Other accrued expenses....................................     9,025            9,001
  Income taxes payable......................................     9,722            7,312
                                                              --------         --------
          Total current liabilities.........................    79,270           96,907
Long-term Liabilities:
  Deferred income taxes and other...........................       631              758
                                                              --------         --------
          Total liabilities.................................    79,901           97,665
                                                              --------         --------
Shareholders' Equity:
  Common stock, no par value --
     Authorized -- 200,000,000 shares
     Outstanding -- 43,022,022 and 42,334,260 shares,
      respectively..........................................   139,512          135,123
  Retained earnings.........................................   125,408           95,197
                                                              --------         --------
          Total shareholders' equity........................   264,920          230,320
                                                              --------         --------
          Total liabilities and shareholders' equity........  $344,821         $327,985
                                                              ========         ========

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       APRIL 30,               APRIL 30,
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
Net sales.......................................  $181,421    $143,652    $384,262    $275,264
Cost of sales...................................   150,314     119,511     318,073     228,492
                                                  --------    --------    --------    --------
Gross profit....................................    31,107      24,141      66,189      46,772
                                                  --------    --------    --------    --------
Operating Expenses:
  Research and development......................     2,295       2,066       4,441       3,895
  Sales, general and administrative.............     9,883       8,209      20,588      16,335
                                                  --------    --------    --------    --------
          Total operating expenses..............    12,178      10,275      25,029      20,230
                                                  --------    --------    --------    --------
Income from operations..........................    18,929      13,866      41,160      26,542
Other income, net...............................     1,588         480       3,515       1,009
                                                  --------    --------    --------    --------
Income before provision for income taxes........    20,517      14,346      44,675      27,551
Provision for income taxes......................     6,555       4,878      14,291       9,373
                                                  --------    --------    --------    --------
Net income......................................  $ 13,962    $  9,468    $ 30,384    $ 18,178
                                                  ========    ========    ========    ========
Diluted net income per share....................  $   0.30    $   0.22    $   0.64    $   0.42
                                                  ========    ========    ========    ========
Weighted average common and common equivalent
  shares outstanding............................    47,202      43,280      47,209      43,102
                                                  ========    ========    ========    ========
Basic net income per share......................  $   0.33    $   0.25    $   0.71    $   0.48
                                                  ========    ========    ========    ========
Weighted average common shares outstanding......    42,892      38,346      42,682      38,117
                                                  ========    ========    ========    ========

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                 (IN THOUSANDS)

                                                                1998        1997
                                                              --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........  $ 36,352    $ (1,302)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale...............   (55,819)     (5,088)
  Maturities of investments available-for-sale..............    13,921       2,271
  Purchases of property and equipment.......................   (18,667)     (8,720)
  Proceeds from sale of property and equipment..............        32          71
                                                              --------    --------
     Net cash used in investing activities..................   (60,533)    (11,466)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit..............................     5,000          --
  Payments on line of credit................................    (5,000)         --
  Payments of capital lease obligations.....................      (578)       (875)
  Proceeds from sale of common stock........................     2,421       1,285
                                                              --------    --------
     Net cash provided by financing activities..............     1,843         410
                                                              --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (22,338)    (12,358)
CASH AND CASH EQUIVALENTS, beginning of period..............   111,331      52,568
                                                              --------    --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 88,993    $ 40,210
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

     The Interim Consolidated Condensed Financial Statements for the second quarter of fiscal 1998 reflect, in the opinion of management, all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such period. The Interim Consolidated Condensed Financial Statements for fiscal 1997 are provided for information purposes only. The results of operations for the three and six month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 31, 1998, or any other future periods.

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

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     The following table reconciles the amounts used in the computation of basic and diluted net income per share (in thousands, except per share data):

                                                             3 MONTHS ENDED      6 MONTHS ENDED
                                                                APRIL 30,           APRIL 30,
                                                            -----------------   -----------------
                                                             1998      1997      1998      1997
                                                            -------   -------   -------   -------
Net income available to common shareholders...............  $13,962   $ 9,468   $30,384   $18,178
                                                            =======   =======   =======   =======
Diluted net income per share:
  Weighted average common shares outstanding..............   42,892    38,346    42,682    38,117
  Weighted average common stock options outstanding.......    4,310     4,934     4,527     4,985
                                                            -------   -------   -------   -------
     Total weighted average common and common equivalents
       outstanding........................................   47,202    43,280    47,209    43,102
                                                            =======   =======   =======   =======
     Diluted net income per share.........................  $  0.30   $  0.22   $  0.64   $  0.42
                                                            =======   =======   =======   =======
Basic net income per share:
  Weighted average common shares outstanding..............   42,892    38,346    42,682    38,117
                                                            -------   -------   -------   -------
     Total weighted average common shares outstanding.....   42,892    38,346    42,682    38,117
                                                            =======   =======   =======   =======
     Basic net income per share...........................  $  0.33   $  0.25   $  0.71   $  0.48
                                                            =======   =======   =======   =======

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                                           APRIL 30,   OCTOBER 31,
                                                             1998         1997
                                                           ---------   -----------
Raw materials............................................   $19,970      $22,692
Work-in-process..........................................     8,214        5,266
Finished goods...........................................     7,549       11,378
                                                            -------      -------
          Total..........................................   $35,733      $39,336
                                                            =======      =======

2. LINE OF CREDIT:

     In June 1997, the Company entered into an unsecured revolving bank line of credit agreement that expires in May 1999. Borrowings under this agreement are limited to $20.0 million and bear interest at either the bank's prime rate (8.5% at April 30, 1998) or a spread over LIBOR (5.7% at April 30, 1998), at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants. As of April 30, 1998 and October 31, 1997, no borrowings were outstanding under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to other areas of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the second, fifth and sixth paragraphs of the Overview Section; the Net Sales Section; the Gross Profit Section; the Research and Development Section; the Sales, General and Administrative Section; the Provision for Income Taxes Section; and the first and third paragraphs of the Liquidity and Capital Resources Section contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the sentemces in the second paragraph of the Overview section and in the Net Sales section regarding the Company's expected third and fourth quarter fiscal 1998 net sales and diluted net income per share are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results." In particular, note the factors entitled "Significant Customer Concentration," "Product Concentration; Dependence on Memory Market," "Dependence on Semiconductor, Computer, Telecommunications and Networking Industries," "Intense Competition," "Fluctuations in Operating Results," "Dependence on Sole or Limited Sources of Supply" and "Rapid Technological Change." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

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

     The Company expects to operate in an uncertain environment during at least the next two fiscal quarters. The reasons for this include ongoing efforts by OEMs to reduce factory and channel inventories, lack of visibility in the Company's options business, an industry-wide excess supply of standard memory modules and, most fundamentally, questions about the strength of end-user demand in a number of industry segments served by the Company. Given these considerations, the Company currently expects its third quarter fiscal 1998 net sales and diluted net income per share to total approximately $155 million and $0.19, respectively. The Company expects its fiscal fourth quarter net sales and diluted net income per share to total approximately $180 million and $0.26, respectively. However, actual net sales and diluted net income per share may be significantly different than what is currently expected.

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

     The Company expects that its net sales and gross margin will continue to vary based on these and other factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's existing products have declined in the past and the Company expects that prices will continue to decline in the future. In particular, during fiscal 1997, the selling prices of the Company's existing products declined due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Moreover, since the fiscal 1997 year end, declines in the selling prices of certain of the Company's existing products have continued due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices which has adversely impacted net sales. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, a continued decline in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its growth. The Company expects that its business will experience more significant seasonality as it expands its sales and marketing efforts in Europe and to the extent its exposure to the personal computer market remains significant.

     The Company primarily sells its products to OEMs and semiconductor manufacturers in the computer, networking and telecommunications industries. A relatively small number of customers have accounted for a significant percentage of the Company's net sales. For fiscal 1997, fiscal 1996 and fiscal 1995, the Company's ten largest customers accounted for 86%, 71% and 68% of net sales, respectively. For fiscal 1997, the Company's three largest customers were Compaq Computer Corporation ("Compaq"), Cisco System, Inc. ("Cisco") and Hewlett-Packard Company ("Hewlett-Packard"), which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM Corporation ("IBM"), which accounted for 19%, 15% and 12% of net sales, respectively. In fiscal 1995, the Company's three largest customers were Cisco, IBM and Hewlett-Packard, which accounted for 18%, 15% and 10% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented less than 10% of net sales in fiscal 1996 and fiscal 1995, represented 53% of the Company's net sales in fiscal 1997. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations. Recently, certain of the Company's customers have announced that they intend to reduce their inventory levels in the distribution channel for certain products that incorporate the Company's products, which has resulted in lower than anticipated orders for the Company's products and could continue to have a material adverse impact on the Company's sales to those customers. Any adverse changes in the business of the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, one of the Company's largest customers has recently reduced the Company's market share levels for certain of the products the Company sells to the customer. If the Company is unable to regain the lost market share or otherwise satisfy the customer, the Company's business, financial condition and results of operations would be materially and adversely affected.

RESULTS OF OPERATIONS:

     The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales:

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                            APRIL 30,              APRIL 30,
                                        ------------------      ----------------
                                         1998        1997       1998       1997
                                        ------      ------      -----      -----
Net sales.............................  100.0%      100.0%      100.0%     100.0%
Cost of sales.........................   82.9        83.2        82.8       83.0
                                        -----       -----       -----      -----
Gross profit..........................   17.1        16.8        17.2       17.0
Operating expenses:
  Research and development............    1.3         1.4         1.2        1.4
  Selling, general and
     administrative...................    5.4         5.7         5.4        5.9
                                        -----       -----       -----      -----
     Total operating expenses.........    6.7         7.2         6.5        7.3
                                        -----       -----       -----      -----
Income from operations................   10.4         9.7        10.7        9.6
Other income, net.....................    0.9         0.3         0.9        0.4
                                        -----       -----       -----      -----
Income before provision for income
  taxes...............................   11.3        10.0        11.6       10.0
Provision for income taxes............    3.6         3.4         3.7        3.4
                                        -----       -----       -----      -----
Net income............................    7.7%        6.6%        7.9%       6.6%
                                        =====       =====       =====      =====

  Net Sales

     Net sales consist of sales of specialty and standard memory products, PC cards, embedded computer modules and communication card products, less returns and discounts. Net sales for the second quarter of fiscal 1998 increased 26.3% to $181.4 million from $143.7 million for the same period of fiscal 1997. Net sales for the six months ended April 30, 1998 increased 39.6% to $384.3 million from $275.3 million for the same period of fiscal 1997. The increase in net sales for the three and six month periods ended April 30, 1998 reflects an overall increase in demand for the Company's products from both new and existing customers as compared to the same periods of fiscal 1997. Further contributing to the increase in net sales during the three and six month periods ended April 30, 1998 was a slight increase in the percentage of products manufactured on a turnkey basis versus those manufactured on a consignment basis as compared to the same periods of fiscal 1997. These increases were partially offset by a decrease in net sales resulting from a substantial decline in the cost of certain memory devices used in the production of the Company's products. The Company expects to operate in an uncertain environment during at least the next two fiscal quarters. The reasons for this include ongoing efforts by OEMs to reduce factory and channel inventories, lack of visibility in the Company's options business, an industry-wide excess supply of standard memory modules and, most fundamentally, questions about the strength of end-user demand in a number of industry segments served by the Company. Given these considerations, the Company currently expects its third quarter fiscal 1998 net sales and diluted net income per share to total approximately $155 million and $0.19, respectively. The Company expects its fiscal fourth quarter net sales and diluted net income per share to total approximately $180 million and $0.26, respectively. However, actual net sales and diluted net income per share may be significantly different than what is currently expected.

  Gross Profit

     Cost of sales includes the costs of semiconductor devices and other components and materials purchased by the Company for its products, as well as the direct labor and overhead costs associated with manufacturing. Gross profit increased 28.9% to $31.1 million for the second quarter of fiscal 1998 from $24.1 million for the same period of fiscal 1997. Gross margin increased to 17.1% for the second quarter of fiscal 1998 from 16.8% for the comparable period of fiscal 1997. Gross profit for the first six months of fiscal 1998 increased 41.5% to $66.2 million from $46.8 million for the same period of fiscal 1997. Gross margin increased to 17.2% for the first six months of fiscal 1998 from 17.0% for the comparable period of fiscal 1997. The increase in gross margin for the three and six month periods ended April 30, 1998 was principally due to a decrease in the cost of certain memory chips used in the production of the Company's products as compared to the same period of fiscal 1997. These increases in gross margin were partially offset by an increase in the proportion of products manufactured on a turnkey basis versus those manufactured on a consignment basis as compared to the same periods of fiscal 1997. Further contributing to the offset of these increases was an increase in the proportion of the Company's net sales derived from its lower margin standard memory products as compared to the same periods of fiscal 1997. The Company expects gross margin to continue to be affected in future periods by, among other things, changes in the cost of memory devices used in the production of the Company's products, changes in the sales mix of the Company's products and changes in the proportion of products manufactured on a turnkey basis versus those manufactured on a consignment basis.

  Research and Development

     Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Research and development expenses increased 11.1% to $2.3 million for the second quarter of fiscal 1998 from $2.1 million during the same period of fiscal 1997 and totaled 1.3% and 1.4% of net sales for the second quarter of fiscal 1998 and fiscal 1997, respectively. For the first six months of fiscal 1998, research and development expenses increased 14.0% to $4.4 million from $3.9 million during the same period of fiscal 1997 and totaled 1.2% and 1.4% of net sales for the first six months of fiscal 1998 and fiscal 1997, respectively. The Company expects that its research and development expenses will increase in absolute dollars in future periods to the extent that the Company expands its research and development efforts.

  Sales, General and Administrative

     Sales, general and administrative expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. Sales, general and administrative expenses incurred during the second quarter of fiscal 1998 totaled $9.9 million, representing an increase of 20.4% from $8.2 million for the same period of fiscal 1997. Sales, general and administrative expenses totaled 5.4% and 5.7% of net sales for the second quarter of fiscal 1998 and fiscal 1997, respectively. For the first six months of fiscal 1998, sales, general and administrative expenses totaled $20.6 million, representing an increase of 26.0% from $16.3 million for the same period of fiscal 1997. Sales, general and administrative expenses totaled 5.4% and 5.9% of net sales for the first six months of fiscal 1998 and fiscal 1997, respectively. The decreases in sales, general and administrative expenses as a percentage of net sales for the three and six month periods ended April 30, 1998 were principally due to the growth in net sales generated by certain OEM customers, which sales generally require lower incremental levels of selling and marketing expenses. The Company expects that its sales, general and administrative expenses will increase in absolute dollars in future periods to the extent that the Company expands its staffing, information systems and other systems and personnel in connection with the expansion of the Company's infrastructure.

  Other Income, Net

     Other income, net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its line of credit and interest paid on certain lease obligations.

Interest income results from investment of cash balances. As compared to the same periods of fiscal 1997, interest income earned during the three and six month periods ended April 30, 1998 increased due to higher cash balances generated from operations and proceeds from the Company's secondary public offering of common stock completed in September 1997.

  Provision for Income Taxes

     Provisions for income taxes were $6.6 million and $4.9 million for the second quarter of fiscal 1998 and fiscal 1997, respectively, resulting in effective tax rates of 32.0% and 34.0%, respectively. For the first six months of fiscal 1998 and fiscal 1997, the Company provided $14.3 million and $9.4 million for income taxes, respectively, resulting in respective effective tax rates of 32% and 34%. The decrease in the Company's consolidated effective tax rate for the three and six month periods ended April 30, 1998 was principally due to anticipated contributions to income from the Company's Puerto Rican and international operations as compared to the same periods of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES:

     Since inception, SMART has used funds generated primarily from operations, certain borrowings, capital leases and equity financings to support its operations, acquire capital equipment and finance inventory and accounts receivable. For the first six months of fiscal 1998, the Company generated cash from operating activities totaling $36.4 million. The increase in cash provided by operating activities primarily resulted from net income generated during the period, a decrease in accounts receivable and inventories, an increase in taxes payable and was partially offset by a decrease in accounts payable. For the first six months of fiscal 1997, the Company used cash in operations totaling $1.3 million. At April 30, 1998, the Company had $169.6 million of cash, cash equivalents and short-term investments, and $226.1 million of working capital. At October 31, 1997, the Company had $150.0 million of cash, cash equivalents and short-term investments and $206.1 million of working capital. The Company primarily funds its liquidity requirements from utilization of existing cash balances and amounts borrowed under its existing line of credit. The Company expects to fund any future liquidity requirements from a combination of available cash balances and certain short-term borrowings under its line of credit. The Company currently anticipates that its working capital requirements will continue to increase in future periods to the extent that the Company's operations continue to expand.

     The Company has a revolving line of credit agreement (the "Credit Line") with a term expiring in May 1999. Borrowings under the Credit Line are limited to $20.0 million. Borrowings under the Credit Line bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants. As of April 30, 1998, the Company was in compliance with all covenants related to the line of credit. The Credit Line is unsecured and no borrowings were outstanding under the Credit Line as of April 30, 1998.

     Capital expenditures totaled $18.7 million for the first six months of fiscal 1998 and $17.1 million for the fiscal year ended October 31, 1997. These expenditures were primarily for manufacturing and test equipment and the expansion of the Company's existing manufacturing operations. SMART anticipates spending between $25.0 million and $30.0 million on capital expenditures during all of fiscal 1998 related to the continued expansion of the Company's manufacturing operations and related equipment.

     SMART has entered into certain capital lease arrangements. The outstanding principal on these obligations was approximately $0.5 million and $1.2 million at April 30, 1998 and October 31, 1997, respectively.

     On May 26, 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 4,000,000 shares of the Company's Common Stock. Shares may be repurchased in the open market from time to time and at the Company's discretion.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

     The Company's business, financial condition and results of operations could be impacted by a number of factors including without limitation the following factors.

  Significant Customer Concentration

     A relatively small number of customers have accounted for a significant percentage of the Company's net sales. For fiscal 1997, fiscal 1996 and fiscal 1995, the Company's ten largest customers accounted for 86%, 71% and 68% of net sales, respectively. For fiscal 1997, the Company's three largest customers were Compaq, Cisco and Hewlett-Packard, which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM, which accounted for 19%, 15% and 12% of net sales, respectively. In fiscal 1995, the Company's three largest customers were Cisco, IBM and Hewlett-Packard, which accounted for 18%, 15% and 10% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented less than 10% of net sales in fiscal 1996 and fiscal 1995, represented 53% of the Company's net sales in fiscal 1997. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations. Recently, certain of the Company's customers have announced that they intend to reduce their inventory levels in the distribution channel for certain products that incorporate the Company's products, which has resulted in lower than anticipated orders for the Company's products and could continue to have a material adverse impact on the Company's sales to those customers. Any adverse changes in the business of the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, one of the Company's largest customers has recently reduced the Company's market share levels for certain of the products the Company sells to the customer. If the Company is unable to regain the lost market share or otherwise satisfy the customer, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

  Fluctuations in Operating Results

     The Company's results of operations and gross margin have fluctuated significantly from period to period in the past and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may in the future affect the Company's results of operations include the partial or complete loss of a principal customer or the reduction in orders from a customer due to among other things excess product inventory accumulation by such customer, the adverse changes in the mix of products sold by the Company, and the inability to procure required components. Other factors that have affected and may in the future affect the Company's results of operations include fluctuating market demand for and declines in the selling prices of the Company's products, market acceptance of new products and enhanced versions of the Company's products, the Company's competitors selling products that compete with the Company's products at lower prices or on better terms than the Company's products, delays in the introduction of new products and enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, and the Company's semiconductor customers manufacturing memory modules, internally or with other third parties, outside of the United States due to concerns about United States antidumping investigations and laws. Recently, certain of the Company's customers have announced that they intend to reduce their inventory levels in the distribution channel for certain products that incorporate the Company's products, which has resulted in lower than anticipated orders for the Company's products and could continue to have a material adverse impact on the Company's sales to those customers. Any adverse changes in the business of the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, one of the Company's largest customers has recently reduced the Company's market share levels for certain of the products the Company sells to the customer. If the Company is unable to regain the lost market share or otherwise satisfy the customer, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

     The Company has licensed a new management information system to replace its existing management information system. The implementation of the new system will impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of the new system and transition from the current system to the new system will require substantial financial resources, time and personnel. There can be no assurance that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system or in the use of its existing system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the period in which the new system is brought online.

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

     In May 1998, the Company opened a new manufacturing facility in Penang, Malaysia, which will result in higher operating expenses. There can be no assurance that enough future sales will exist to support the operating expenses of the new facility or that the production lines of the new facility will be efficient or that they will result in an increase in output. Any delay or unexpected difficulties arising from the start-up of the new facility could materially and adversely affect the Company's business, financial condition and results of operations.

  Year 2000; Information Technology Transition

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company's existing management information system is not Year 2000 compliant. The Company has licensed a new management information system to replace its existing management information system. The implementation of the new system will impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of the new system and transition from the current system to the new system will require substantial financial resources, time and personnel. There can be no assurance that the new system will be implemented by the year 2000, or that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system or in the use of its existing system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the period in which the new system is brought online. In addition, there can be no assurance that the Company's customers and suppliers have, or will have management information systems that are Year 2000 compliant. Any Year 2000 compliance problem facing the Company, its customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Uncertainty Regarding Protection of Proprietary Rights

     In the semiconductor, computer, telecommunications and networking industries, it is typical for companies to receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. The Company is currently being sued by a party who alleges that certain of the Company's communication card products have infringed and continue to infringe upon the party's intellectual property rights. Moreover, the Company has been and may from time to time continue to be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by other third parties. There can be no assurance that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights. In addition, litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. The current litigation or any other litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that additional infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future.

The Company has entered into license agreements in the past regarding certain alleged infringement claims asserted by third parties. In response to the current litigation or if any other claims or actions are asserted against the Company, the Company may again seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of the products utilizing the intellectual property. In addition, should the Company decide to litigate the current claim or such other claims, such litigation could be extremely expensive and time consuming and could materially and adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

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

(a) The Company held an annual meeting of shareholders (the "Annual Meeting") on March 16, 1998.

(b) The following individuals were nominated and elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified or until their earlier death, resignation or removal. Each individual so nominated also served as a Director on the Company's Board of Director during the preceding year.

                               NUMBER OF VOTES
                 -------------------------------------------
                                                    BROKER
   NOMINEE          FOR       AGAINST   WITHHELD   NON-VOTES
   -------       ----------   -------   --------   ---------
Ajay Shah        40,106,278   299,123      0           0
Mukesh Patel     40,109,878   295,523      0           0
Erik Anderson    40,109,869   295,532      0           0
Tor R. Braham    40,110,569   294,832      0           0

(c) The following matters were voted upon at the Annual Meeting and the results of voting were as follows:

     (1) The shareholders voted 25,352,832 shares in the affirmative, 8,365,216 shares in the negative, 6,643,588 broker non-votes and withheld 43,765 shares to approve an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized number of shares of the Company's Common Stock by 100,000,000 shares to a total of 200,000,000 shares and the authorized number of shares of the Company's Preferred Stock by 15,000,000 shares to a total of 30,000,000 shares.

     (2) The shareholders voted 23,705,149 shares in the affirmative, 9,993,131 shares in the negative, 6,643,588 broker non-votes and withheld 63,533 shares to approve an increase by 6,000,000 shares in the number of shares of Common Stock authorized for issuance under the Company's 1995 Stock Plan to a total of 12,000,000 shares.

     (3) The shareholders voted 40,336,139 shares in the affirmative, 15,330 shares in the negative and withheld 43,765 shares to approve an amendment to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending October 31, 1998.

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: For a list of exhibits to this Form 10-Q see the exhibit index located on pages 23-25.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended April 30, 1998.

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

Date: June 12, 1998

                        SMART MODULAR TECHNOLOGIES, INC.

                               INDEX TO EXHIBITS

     EXHIBIT
      NUMBER                                EXHIBITS
     -------                                --------
       2.1(1)     Agreements and Plan of Reorganization among the Registrant,
                  Apex Data, Inc. and SMART Acquisition Inc. dated April 24,
                  1995.
       3.1        Registrant's Amended and Restated Articles of Incorporation.
       3.2(1)     Registrant's Amended Bylaws.
       4.1(1)     Registration Rights Agreement dated July 26, 1995.
       4.2(1)     Registrant's specimen stock certificate.
       4.3(3)     Termination to the Registration Rights Agreement dated July
                  26, 1995.
      10.1(1)     1989 Incentive Stock Plan, as amended, and forms of
                  agreements attached thereto.
      10.2(1)     1995 Employee Stock Purchase Plan, and forms of agreements attached thereto.
      10.3(1)     1995 Director Option Plan, and forms of agreements attached thereto.
      10.4(1)     1995 Stock Plan, and forms of agreements attached thereto.
      10.5(1)     Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees.
      10.6(1)     Standard Triple Net Industrial Lease between the Registrant and Pactel Properties dated November 18, 1991.
      10.7(1)     First Amendment to Lease between the Registrant and Pactel
                  Properties dated July 19, 1993.
      10.8(1)     Second Amendment to Lease between the Registrant and Riggs
                  National Bank of Washington, D.C. as Trustee of the
                  Multi-Employer Property Trust Northport Business Park, a
                  National Banking Association dated May 31, 1994.
      10.9(1)     Third Amendment to Lease between the Registrant and Riggs
                  National Bank of Washington, D.C. as Trustee of the
                  Multi-Employer Property Trust Northport Business Park, a
                  National Banking Association dated November 1994.
      10.10(1)    Standard Triple Net Industrial Lease between the Registrant and Riggs National Bank of Washington, D.C., as Trustee of
                  the Multi-Employer Property Trust, dated June 18, 1995.
      10.11(1)    Lease Contract between the Registrant and The Puerto Rico
                  Industrial Development Company dated April 24, 1995.
      10.12(1)    Note, Loan and Security Agreement between the Registrant and
                  Merrill Lynch Business Financial Services Inc. dated May 19,
                  1993.
      10.13(1)    Letter Agreement between the Registrant and Merrill Lynch
                  Business Financial Services Inc. dated December 28, 1994.
      10.14(1)    Letter Agreement between the Registrant and Merrill Lynch
                  Business Financial Services Inc. dated June 27, 1995.
      10.15(1)    Intercreditor Agreement among the Registrant, Merrill Lynch
                  Business Financial Services Inc. and Imperial Bank dated
                  June 27, 1995.
      10.16(1)    Security and Loan Agreement between the Registrant and
                  Imperial Bank dated July 19, 1995.
     *10.17(1)    License and Supply Agreement between the Registrant and
                  Krypton Isolation, Inc. dated July 22, 1994.

     EXHIBIT
      NUMBER                                EXHIBITS
     -------                                --------
      10.18(1)    Warrant Purchase Agreement between the Registrant and
                  Krypton Isolation, Inc. dated July 27, 1994.
      10.19(1)    Holders' Agreement dated July 27, 1994 by and among Krypton
                  Isolation, Inc. and certain individuals and entities
                  identified on Exhibit A attached thereto.
      10.20(1)    Common Stock Purchase Agreement dated July 27, 1994 by and among Krypton Isolation, Inc. and the individuals identified on Exhibit A attached thereto.
      10.21(1)    First Amendment to the Krypton Isolation, Inc. Warrant to
                  Purchase 2,000,000 Shares of Series A Preferred Stock
                  between the Registrant and Krypton Isolation, Inc. dated
                  October 24, 1995.
      10.22(1)    Letter of Intent dated as of October 24, 1995 by and among
                  Krypton Isolation, Inc., the Registrant and certain
                  individuals identified on the signature pages thereto.
    **10.23(2)    License and Supply Agreement between the Registrant and
                  Krypton Isolation, Inc. dated January 29, 1996.
      10.24(2)    Warrant Purchase Agreement between the Registrant and
                  Krypton Isolation, Inc. dated January 29, 1996.
      10.25(2)    First Amended and Restated Holders' Agreement dated January
                  29, 1996 by and among Krypton Isolation, Inc. and certain
                  individuals and entities identified on Exhibit A attached
                  thereto.
      10.26(2)    Common Stock Agreement dated January 29, 1996 by and among
                  Krypton Isolation, Inc. and the entities identified on
                  Exhibit A attached thereto.
      10.27(2)    First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated January 29,
                  1996.
      10.28(3)    1989 Incentive Stock Plan, as amended, dated March 25, 1996.
      10.29(4)    Fourth Amendment to Lease between the Registrant and Riggs
                  Bank N.A. dated September 27, 1996.
      10.30(5)    Revolving Line of Credit Note between the Registrant and
                  Wells Fargo Bank, National Association dated May 29, 1997.
      10.31(5)    Credit Agreement between the Registrant and Wells Fargo
                  Bank, National Association dated May 29, 1997.
      10.32(5)    Subfeature Note between the Registrant and Wells Fargo Bank,
                  National Association dated May 29, 1997.
      10.33(6)    Lease Contract between the Registrant and The Puerto Rico
                  Industrial Development Company dated October 9, 1997.
      10.34(6)    Second Amendment to the Krypton Isolation, Inc. Warrant to
                  Purchase 2,000,000 Shares of Series A Preferred Stock
                  between the Registrant and Krypton Isolation, Inc. dated
                  January 21, 1998.
      10.35       Revolving Line of Credit Note between the Registrant and
                  Wells Fargo Bank, National Association dated May 1, 1998.
      10.36       Credit Agreement between the Registrant and Wells Fargo
                  Bank, National Association dated May 1, 1998.
      10.37       Subfeature Note between the Registrant and Wells Fargo Bank,
                  National Association dated May 1, 1998.
      27.1        Financial Data Schedule for the Quarter Ended April 30,
                  1998.

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