Form 10-Q
period 1998-07-31
SMART MODULAR TECHNOLOGIES INC
filed 1998-09-14
CIK 1001840

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998,

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At September 1, 1998, there were 44,508,840 shares of the Registrant's common stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SMART MODULAR TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Condensed Balance Sheets --
          As of July 31, 1998 and October 31, 1997....................    3
          Consolidated Condensed Statements of Income --
          For the Three and Nine Months Ended July 31, 1998 and
          1997........................................................    4
          Consolidated Condensed Statements of Cash Flows --
          For the Nine Months Ended July 31, 1998 and 1997............    5
          Notes to Consolidated Condensed Financial Statements........    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   22
Item 2.   Changes in Securities.......................................   22
Item 3.   Defaults upon Senior Securities.............................   22
Item 4.   Submission of Matters to a Vote of Security Holders.........   22
Item 5.   Other Information...........................................   22
Item 6.   Exhibits and Reports on Form 8-K............................   22
Signatures............................................................   23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JULY 31,    OCTOBER 31,
                                                                1998         1997
                                                              --------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $101,689     $111,331
  Short term investments....................................    87,096       38,672
  Accounts receivable, net..................................    63,271       95,366
  Inventories...............................................    33,298       39,336
  Deferred income taxes.....................................     5,325        5,325
  Prepaid expenses and other................................     7,013       12,992
                                                              --------     --------
          Total current assets..............................   297,692      303,022
Property and equipment, net.................................    41,924       24,604
Other.......................................................       636          359
                                                              --------     --------
          Total assets......................................  $340,252     $327,985
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 47,369     $ 73,833
  Accrued bonuses...........................................     4,087        6,761
  Other accrued expenses....................................     9,140        9,001
  Income taxes payable......................................    10,482        7,312
                                                              --------     --------
          Total current liabilities.........................    71,078       96,907
Long-term Liabilities:
  Deferred income taxes and other...........................       606          758
                                                              --------     --------
          Total liabilities.................................    71,684       97,665
                                                              --------     --------
Shareholders' Equity:
  Common stock, no par value --
     Authorized -- 200,000,000 shares
     Outstanding -- 44,516,509 and 42,334,260 shares,
      respectively..........................................   133,856      135,123
Retained earnings...........................................   134,712       95,197
                                                              --------     --------
          Total shareholders' equity........................   268,568      230,320
                                                              --------     --------
          Total liabilities and shareholders' equity........  $340,252     $327,985
                                                              ========     ========

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        JULY 31,                JULY 31,
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
Net sales.......................................  $150,406    $201,923    $534,668    $477,187
Cost of sales...................................   126,027     171,047     444,099     399,539
                                                  --------    --------    --------    --------
Gross profit....................................    24,379      30,876      90,569      77,648
                                                  --------    --------    --------    --------
Operating Expenses:
Research and development........................     2,235       2,496       6,676       6,390
Sales, general and administrative...............    10,485       9,926      31,074      26,262
                                                  --------    --------    --------    --------
          Total operating expenses..............    12,720      12,422      37,750      32,652
                                                  --------    --------    --------    --------
Income from operations..........................    11,659      18,454      52,819      44,996
Other income, net...............................     1,777         412       5,292       1,421
                                                  --------    --------    --------    --------
Income before provision for income taxes........    13,436      18,866      58,111      46,417
Provision for income taxes......................     4,305       6,414      18,596      15,787
                                                  --------    --------    --------    --------
Net income......................................  $  9,131    $ 12,452    $ 39,515    $ 30,630
                                                  ========    ========    ========    ========
Diluted net income per share....................  $   0.20    $   0.29    $   0.84    $   0.71
                                                  ========    ========    ========    ========
Weighted average common and common equivalent
  shares outstanding............................    46,566      43,620      46,995      43,274
                                                  ========    ========    ========    ========
Basic net income per share......................  $   0.21    $   0.32    $   0.92    $   0.80
                                                  ========    ========    ========    ========
Weighted average common shares outstanding......    43,828      38,652      43,064      38,295
                                                  ========    ========    ========    ========

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JULY 31,
                                 (IN THOUSANDS)

                                                                1998       1997
                                                              --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........  $ 67,163   $ (6,104)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale...............   (74,297)    (5,810)
  Maturities of investments available-for-sale..............    25,873      4,718
  Purchases of property and equipment.......................   (24,286)   (12,915)
  Proceeds from sale of property and equipment..............        36         90
                                                              --------   --------
     Net cash used in investing activities..................   (72,674)   (13,917)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit..............................     5,000         --
  Payments on line of credit................................    (5,000)        --
  Payments of capital lease obligations.....................      (829)    (1,202)
  Proceeds from sale of common stock........................     3,940      2,231
  Purchases of common stock.................................    (7,242)        --
                                                              --------   --------
     Net cash (used in) provided by financing activities....    (4,131)     1,029
                                                              --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (9,642)   (18,992)
CASH AND CASH EQUIVALENTS, beginning of period..............   111,331     52,568
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $101,689   $ 33,576
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

     The Interim Consolidated Condensed Financial Statements for the third quarter of fiscal 1998 reflect, in the opinion of management, all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such period. The Interim Consolidated Condensed Financial Statements for fiscal 1997 are provided for information purposes only. The results of operations for the three and nine month periods ended July 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 31, 1998, or any other future periods.

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

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     The following table reconciles the amounts used in the computation of basic and diluted net income per share (in thousands, except per share data):

                                                         3 MONTHS ENDED        9 MONTHS ENDED
                                                            JULY 31,              JULY 31,
                                                        -----------------    ------------------
                                                         1998      1997       1998       1997
                                                        -------   -------    -------    -------
Net income available to common shareholders...........  $ 9,131   $12,452    $39,515    $30,630
                                                        =======   =======    =======    =======
Diluted net income per share:
  Weighted average common shares outstanding..........   43,828    38,652     43,064     38,295
  Weighted average common stock options outstanding...    2,738     4,968      3,931      4,979
                                                        -------   -------    -------    -------
     Total weighted average common and common
       equivalents outstanding........................   46,566    43,620     46,995     43,274
                                                        =======   =======    =======    =======
     Diluted net income per share.....................  $  0.20   $  0.29    $  0.84    $  0.71
                                                        =======   =======    =======    =======
Basic net income per share:
  Weighted average common shares outstanding..........   43,828    38,652     43,064     38,295
                                                        -------   -------    -------    -------
     Total weighted average common shares
       outstanding....................................   43,828    38,652     43,064     38,295
                                                        =======   =======    =======    =======
     Basic net income per share.......................  $  0.21   $  0.32    $  0.92    $  0.80
                                                        =======   =======    =======    =======

  Effect of Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedge item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                                         JULY 31,    OCTOBER 31,
                                                           1998         1997
                                                         --------    -----------
Raw materials..........................................  $19,427       $22,692
Work-in-process........................................    5,219         5,266
Finished goods.........................................    8,652        11,378
                                                         -------       -------
          Total........................................  $33,298       $39,336
                                                         =======       =======

 2. LINE OF CREDIT:

     In June 1997, the Company entered into an unsecured revolving bank line of credit agreement that expires in May 1999. Borrowings under this agreement are limited to $20.0 million and bear interest at either the bank's prime rate (8.5% at July 31, 1998) or a spread over LIBOR (5.7% at July 31, 1998), at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES with certain other covenants. As of July 31, 1998 and October 31, 1997, no borrowings were outstanding under this agreement.

 3. STOCK REPURCHASE:

     On May 25, 1998, the Company's Board of Directors authorized the repurchase from time to time of up to 4,000,000 shares of the Company's Common Stock through open market purchases. During the third quarter of fiscal 1998, the Company repurchased 520,000 shares of its Common Stock in the open market at an average purchase price of $13.93 per share and a total cost of approximately $7.2 million.

 4. LITIGATION:

     The Company and certain of its officers and directors have been named as defendants in six securities class action lawsuits filed in the United States District Court for the Northern District of California, Boren v. SMART Modular Technologies, Inc., et al., No. C 98 20692 JW (PVT) (filed July 1, 1998), Woszczak v. SMART Modular Technologies, Inc., et al., No. C 98 2617 JL (filed July 2, 1998), Bisson v. SMART Modular Technologies, Inc., et. al., No. C 98 20714 JF (filed July 8, 1998), D'Amato v. SMART Modular Technologies, Inc., et. al., No. C 98 2804 PJH (filed July 16, 1998), Cha v. SMART Modular Technologies, Inc., et. al., No. C 98 2833 BZ (filed July 17, 1998) and Chang v. SMART Modular Technologies, Inc., et. al., No. C 98 3151 SI (filed August 13, 1998) (collectively, the "Securities Actions"). The plaintiffs in the Securities Actions allege that defendants made material misrepresentations and omissions during the period from July 1, 1997 through May 21, 1998 in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes that all claims related to the Securities Actions are without merit and intends to vigorously defend itself against the Securities Actions. Currently, the Company is unable to estimate the financial impact of the Securities Actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to other areas of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the fourth and fifth paragraphs of the Overview Section; the Gross Profit Section; the Research and Development Section; the Sales, General and Administrative Section; the Provision for Income Taxes Section; and the first and third paragraphs of the Liquidity and Capital Resources Section contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results." In particular, note the factors entitled "Significant Customer Concentration," "Product Concentration; Dependence on Memory Market," "Dependence on Semiconductor, Computer, Telecommunications and Networking Industries," "Intense Competition," "Fluctuations in Operating Results," "Dependence on Sole or Limited Sources of Supply" and "Rapid Technological Change." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

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

Moreover, since the fiscal 1997 year end, declines in the selling prices of certain of the Company's existing products have continued due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices which has adversely impacted the Company's net sales. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, a continued decline in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its growth. The Company expects that its business will experience more significant seasonality as it expands its sales and marketing efforts in Europe and to the extent its exposure to the personal computer market remains significant.

     The Company primarily sells its products to OEMs and semiconductor manufacturers in the computer, networking and telecommunications industries. A relatively small number of customers have accounted for a significant percentage of the Company's net sales. For fiscal 1997, fiscal 1996 and fiscal 1995, the Company's ten largest customers accounted for 86%, 71% and 68% of net sales, respectively. For fiscal 1997, the Company's three largest customers were Compaq Computer Corporation ("Compaq"), Cisco System, Inc. ("Cisco") and Hewlett-Packard Company ("Hewlett-Packard"), which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM Corporation ("IBM"), which accounted for 19%, 15% and 12% of net sales, respectively. In fiscal 1995, the Company's three largest customers were Cisco, IBM and Hewlett-Packard, which accounted for 18%, 15% and 10% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented less than 10% of net sales in fiscal 1996 and fiscal 1995, represented 53% of the Company's net sales in fiscal 1997. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations. Recently, certain of the Company's customers announced that they intend to reduce their inventory levels in the distribution channel for certain products that incorporate the Company's products, which has resulted in lower than anticipated orders for the Company's products and could continue to have a material adverse impact on the Company's sales to those customers. Any adverse changes in the business of the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, one of the Company's largest customers has recently reduced the Company's market share levels for certain of the products the Company sells to the customer, which had, and could continue to have, a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS:

     The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales:

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     JULY 31,                JULY 31,
                                                ------------------      ------------------
                                                 1998        1997        1998        1997
                                                ------      ------      ------      ------
Net sales.....................................  100.0%      100.0%      100.0%      100.0%
Cost of sales.................................   83.8        84.7        83.1        83.7
                                                -----       -----       -----       -----
Gross profit..................................   16.2        15.3        16.9        16.3
Operating expenses:
  Research and development....................    1.5         1.2         1.2         1.3
  Selling, general and administrative.........    7.0         4.9         5.8         5.5
                                                -----       -----       -----       -----
          Total operating expenses............    8.5         6.2         7.1         6.8
                                                -----       -----       -----       -----
Income from operations........................    7.8         9.1         9.9         9.4
Other income, net.............................    1.2         0.2         1.0         0.3
                                                -----       -----       -----       -----
Income before provision for income taxes......    8.9         9.3        10.9         9.7
Provision for income taxes....................    2.9         3.2         3.5         3.3
                                                -----       -----       -----       -----
Net income....................................    6.1%        6.2%        7.4%        6.4%
                                                =====       =====       =====       =====

  Net Sales

     Net sales consist of sales of specialty and standard memory products, PC cards, embedded computer modules and communication card products, less returns and discounts. Net sales for the third quarter of fiscal 1998 decreased 25.5% to $150.4 million from $201.9 million for the same period of fiscal 1997. The decrease in net sales for the three months ended July 31, 1998 reflects an overall reduction in demand for the Company's memory products resulting from, among other things, ongoing efforts by certain OEMs served by the Company to reduce factory and channel inventories and an industry-wide excess supply of standard memory modules. A portion of the decrease in net sales also resulted from a substantial decline in the cost of certain memory devices used in the production of the Company's products. Net sales for the nine months ended July 31, 1998 increased 12.0% to $534.7 million from $477.2 million for the same period of fiscal 1997. The increase in net sales for the nine month period ended July 31, 1998 reflects an overall increase in demand for the Company's products from both new and existing customers as compared to the same period of fiscal 1997. This increase was partially offset by a decrease in net sales resulting from a substantial decline in the cost of certain memory devices used in the production of the Company's products.

  Gross Profit

     Cost of sales includes the costs of semiconductor devices and other components and materials purchased by the Company for its products, as well as the direct labor and overhead costs associated with manufacturing. Gross profit decreased 21.0% to $24.4 million for the third quarter of fiscal 1998 from $30.9 million for the same period of fiscal 1997. Gross margin increased to 16.2% for the third quarter of fiscal 1998 from 15.3% for the comparable period of fiscal 1997. Gross profit for the first nine months of fiscal 1998 increased 16.6% to $90.6 million from $77.6 million for the same period of fiscal 1997. Gross margin increased to 16.9% for the first nine months of fiscal 1998 from 16.3% for the comparable period of fiscal 1997. The increase in gross margin for the three and nine month periods ended July 31, 1998 was principally due to a decrease in the cost of certain memory chips used in the production of the Company's products as compared to the same periods of fiscal 1997. Further contributing to these increases was a decrease in the proportion of the Company's net sales derived from its lower margin standard memory products as compared to the same periods of fiscal 1997. The Company expects gross margin to continue to be affected in future periods by, among other things, changes in the cost of memory devices used in the production of the Company's products, changes in the sales mix of the Company's products and changes in the proportion of products manufactured on a turnkey basis versus those manufactured on a consignment basis.

  Research and Development

     Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Research and development expenses decreased 10.5% to $2.2 million for the third quarter of fiscal 1998 from $2.5 million during the same period of fiscal 1997 and totaled 1.5% and 1.2% of net sales for the third quarter of fiscal 1998 and fiscal 1997, respectively. For the first nine months of fiscal 1998, research and development expenses increased 4.5% to $6.7 million from $6.4 million during the same period of fiscal 1997 and totaled 1.2% and 1.3% of net sales for the first nine months of fiscal 1998 and fiscal 1997, respectively. The Company expects that its research and development expenses will increase in absolute dollars in future periods to the extent that the Company expands its research and development efforts.

  Sales, General and Administrative

     Sales, general and administrative expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. Sales, general and administrative expenses incurred during the third quarter of fiscal 1998 totaled $10.5 million, representing an increase of 5.6% from $9.9 million for the same period of fiscal 1997. Sales, general and administrative expenses totaled 7.0% and 4.9% of net sales for the third quarter of fiscal 1998 and fiscal 1997, respectively. For the first nine months of fiscal 1998, sales, general and administrative expenses totaled $31.1 million, representing an increase of 18.3% from $26.3 million for the same period of fiscal 1997. Sales, general and administrative expenses totaled 5.8% and 5.5% of net sales for the first nine months of fiscal 1998 and fiscal 1997, respectively. The increases in sales, general and administrative expenses as a percentage of net sales for the three and nine month periods ended July 31, 1998 were principally due to a reduction in net sales from OEM customers for those periods as discussed in the "Net Sales" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company expects that its sales, general and administrative expenses will increase in absolute dollars in future periods to the extent that the Company expands its staffing, information systems and other systems and personnel in connection with the expansion of the Company's infrastructure.

  Other Income, Net

     Other income, net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its line of credit and interest paid on certain capital lease obligations. Interest income results from investment of cash balances. As compared to the same periods of fiscal 1997, interest income earned during the three and nine month periods ended July 31, 1998 increased due to higher cash balances generated from operations and proceeds from the Company's secondary public offering of common stock completed in September 1997.

  Provision for Income Taxes

     Provisions for income taxes were $4.3 million and $6.4 million for the third quarter of fiscal 1998 and fiscal 1997, respectively, resulting in effective tax rates of 32.0% and 34.0%, respectively. For the first nine months of fiscal 1998 and fiscal 1997, the Company provided $18.6 million and $15.8 million for income taxes, respectively, resulting in respective effective tax rates of 32% and 34%. The decrease in the Company's consolidated effective tax rate for the three and nine month periods ended July 31, 1998 was principally due to anticipated contributions to income from the Company's Puerto Rican and international operations as compared to the same periods of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, SMART has used funds generated primarily from operations, certain borrowings, capital leases and equity financings to support its operations, acquire capital equipment and finance inventory and accounts receivable. For the first nine months of fiscal 1998, the Company generated cash from operating activities totaling $67.2 million. The increase in cash provided by operating activities primarily resulted from net income generated during the period, a decrease in accounts receivable, inventories and prepaid expenses and an increase in taxes payable and was partially offset by a decrease in accounts payable. For the first nine months of fiscal 1997, the Company used cash in operations totaling $6.1 million. At July 31, 1998, the Company had $188.8 million of cash, cash equivalents and short-term investments, and $226.6 million of working capital. At October 31, 1997, the Company had $150.0 million of cash, cash equivalents and short-term investments and $206.1 million of working capital. The Company primarily funds its liquidity requirements from utilization of existing cash balances and amounts borrowed under its existing line of credit. The Company expects to fund any future liquidity requirements from a combination of available cash balances and certain short-term borrowings under its line of credit. The Company currently anticipates that its working capital requirements will continue to increase in future periods to the extent that the Company's operations continue to expand.

     The Company has a revolving line of credit agreement (the "Credit Line") with a term expiring in May 1999. Borrowings under the Credit Line are limited to $20.0 million. Borrowings under the Credit Line bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants. As of July 31, 1998, the Company was in compliance with all covenants related to the line of credit. The Credit Line is unsecured and no borrowings were outstanding under the Credit Line as of July 31, 1998.

     Capital expenditures totaled $24.3 million for the first nine months of fiscal 1998 and $17.1 million for the fiscal year ended October 31, 1997. These expenditures were primarily for manufacturing and test equipment and the expansion of the Company's existing manufacturing operations. SMART anticipates spending between $30.0 million and $35.0 million on capital expenditures during all of fiscal 1998 related to the continued expansion of the Company's manufacturing operations and related equipment.

     SMART has entered into certain capital lease arrangements. The outstanding principal on these obligations was approximately $0.3 million and $1.2 million at July 31, 1998 and October 31, 1997, respectively.

     On May 25, 1998, the Company's Board of Directors authorized the repurchase from time to time of up to 4,000,000 shares of the Company's Common Stock through open market purchases. During the third quarter of fiscal 1998, the Company repurchased 520,000 shares of its Common Stock in the open market at an average purchase price of $13.93 per share and a total cost of approximately $7.2 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's business, financial condition and results of operations could be impacted by a number of factors including without limitation the following factors.

  Significant Customer Concentration

     A relatively small number of customers have accounted for a significant percentage of the Company's net sales. For fiscal 1997, fiscal 1996 and fiscal 1995, the Company's ten largest customers accounted for 86%, 71% and 68% of net sales, respectively. For fiscal 1997, the Company's three largest customers were Compaq, Cisco and Hewlett-Packard, which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM, which accounted for 19%, 15% and 12% of net sales, respectively. In fiscal 1995, the Company's three largest customers were Cisco, IBM and Hewlett-Packard, which accounted for 18%, 15% and 10% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented less than 10% of net sales in fiscal 1996 and fiscal 1995, represented 53% of the Company's net sales in fiscal 1997. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations. Recently, certain of the Company's customers announced that they intend to reduce their inventory levels in the distribution channel for certain products that incorporate the Company's products, which has resulted in lower than anticipated orders for the Company's products and could continue to have a material adverse impact on the Company's sales to those customers. Any adverse changes in the business of the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, one of the Company's largest customers has recently reduced the Company's market share levels for certain of the products the Company sells to the customer, which had, and could continue to have, a material adverse effect on the Company's business, financial condition and results of operations.

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

  Fluctuations in Operating Results

     The Company's results of operations and gross margin have fluctuated significantly from period to period in the past and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may in the future affect the Company's results of operations include the partial or complete loss of a principal customer or the reduction in orders from a customer due to among other things excess product inventory accumulation by such customer, the adverse changes in the mix of products sold by the Company, and the inability to procure required components. Other factors that have affected and may in the future affect the Company's results of operations include fluctuating market demand for and declines in the selling prices of the Company's products, market acceptance of new products and enhanced versions of the Company's products, the Company's competitors selling products that compete with the Company's products at lower prices or on better terms than the Company's products, delays in the introduction of new products and enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, and the Company's semiconductor customers manufacturing memory modules, internally or with other third parties, outside of the United States due to concerns about United States antidumping investigations and laws. Recently, certain of the Company's customers announced that they intend to reduce their inventory levels in the distribution channel for certain products that incorporate the Company's products, which has resulted in lower than anticipated orders for the Company's products and could continue to have a material adverse impact on the Company's sales to those customers. Any adverse changes in the business of the Company's customers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, one of the Company's largest customers has recently reduced the Company's market share levels for certain of the products the Company sells to the customer, which had, and could continue to have, a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's net sales and gross margin have varied and will continue to vary significantly based on a variety of factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's existing products have declined in the past and the Company expects that prices will continue to decline in the future. In particular, during fiscal 1997, the selling prices of the Company's existing products declined due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Moreover, since the fiscal 1997 year end, declines in the selling prices of certain of the Company's existing products have continued due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices which has adversely impacted the Company's net sales. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, a continued decline in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its growth. The Company expects that its business will experience more significant seasonality as it expands its sales and marketing efforts in Europe and to the extent its exposure to the personal computer market remains significant.

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

     The Company has licensed a new management information system and intends to replace its existing management information system with the new system as early as the first quarter of fiscal 1999. The implementation of the new system will impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of the new system and transition from the existing system to the new system will require substantial financial resources, time and personnel. There can be no assurance that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system or in the use of its existing system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the period in which the new system is brought online.

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

  Year 2000; Information Technology Transition

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning with 21st century dates, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company believes its existing management information system is not Year 2000 compliant. The Company has licensed a new management information system and intends to replace its existing management information system with the new system as early as the first quarter of fiscal 1999. The implementation of the new system will impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of the new system and transition from the existing system to the new system will require substantial financial resources, time and personnel. There can be no assurance that the new system will be implemented in time to avoid any Year 2000 compliance problems, or that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system or in the use of its existing system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the period in which the new system is brought online.

     During the second quarter of fiscal 1998, the Company began a Year 2000 assessment of its management information system, other information technology systems, non-information technology systems, products and key suppliers. Items identified and under review include manufacturing and test equipment, telecommunications systems and equipment and computer systems and equipment. In addition, the Company is assessing the Year 2000 compliance of its products. The Company intends to have its Year 2000 assessment, testing, remediation efforts and development of necessary contingency plans complete by the year 2000, the total cost of which has not yet been determined. To date, however, costs incurred to address Year 2000 compliance issues have not been material. Costs related to Year 2000 compliance issues continue to be funded through operating cash flows. There can be no assurance that the Company will be able to complete its Year 2000 assessment, testing, remediation efforts and development of necessary contingency plans by the year 2000. Any failure to complete the Year 2000 assessment, testing, remediation efforts and development of necessary contingency plans prior to the year 2000 could have a material adverse effect on the Company's business, financial condition and results of operations.

     During the third quarter of fiscal 1998, the Company initiated formal communications with its key suppliers of raw materials and services. Although a number of respondents indicated that their products are or will be Year 2000 compliant prior to the year 2000 and that they expect their operations and services will continue uninterrupted, there can be no assurance that the Company's key suppliers have, or will have information technology systems, non-information technology systems and products that are Year 2000 compliant. Similarly, there can be no assurance that the Company's customers have or will have information technology systems, non-information technology systems and products that are Year 2000 compliant. Any Year 2000 compliance problem facing the Company, its customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company and certain of its officers and directors have been named as defendants in six securities class action lawsuits filed in the United States District Court for the Northern District of California, Boren v. SMART Modular Technologies, Inc., et al., No. C 98 20692 JW (PVT) (filed July 1, 1998), Woszczak v. SMART Modular Technologies, Inc., et al., No. C 98 2617 JL (filed July 2, 1998), Bisson v. SMART Modular Technologies, Inc., et. al., No. C 98 20714 JF (filed July 8, 1998), D'Amato v. SMART Modular Technologies, Inc., et. al., No. C 98 2804 PJH (filed July 16, 1998), Cha v. SMART Modular Technologies, Inc., et. al., No. C 98 2833 BZ (filed July 17, 1998) and Chang v. SMART Modular Technologies, Inc., et. al., No. C 98 3151 SI (filed August 13, 1998) (collectively, the "Securities Actions"). The plaintiffs in the Securities Actions allege that defendants made material misrepresentations and omissions during the period from July 1, 1997 through May 21, 1998 in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes that all claims related to the Securities Actions are without merit and intends to vigorously defend itself against the Securities Actions. Currently, the Company is unable to estimate the financial impact of the Securities Actions.

ITEM 2. CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     For a list of exhibits to this Form 10-Q see the exhibit index located on pages 24 - 26.

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended July 31, 1998.

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

                                          SMART MODULAR TECHNOLOGIES, INC.

                                          By:      /s/ DAVID B. MULLIN

                                            ------------------------------------
                                                      David B. Mullin
                                                Vice President, Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

Date: September 11, 1998

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                                EXHIBITS
 -------                                --------
    2.1(1)    Agreements and Plan of Reorganization among the Registrant,
              Apex Data, Inc. and SMART Acquisition Inc. dated April 24,
              1995.
    3.1(7)    Registrant's Amended and Restated Articles of Incorporation.
    3.2(1)    Registrant's Amended Bylaws.
    4.1(1)    Registration Rights Agreement dated July 26, 1995.
    4.2(1)    Registrant's specimen stock certificate.
    4.3(3)    Termination to the Registration Rights Agreement dated July
              26, 1995.
   10.1(1)    1989 Incentive Stock Plan, as amended, and forms of
              agreements attached thereto.
   10.2(1)    1995 Employee Stock Purchase Plan, and forms of agreements attached thereto.
   10.3(1)    1995 Director Option Plan, and forms of agreements attached thereto.
   10.4(1)    1995 Stock Plan, and forms of agreements attached thereto.
   10.5(1)    Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees.
   10.6(1)    Standard Triple Net Industrial Lease between the Registrant and Pactel Properties dated November 18, 1991.
   10.7(1)    First Amendment to Lease between the Registrant and Pactel
              Properties dated July 19, 1993.
   10.8(1)    Second Amendment to Lease between the Registrant and Riggs
              National Bank of Washington, D.C. as Trustee of the
              Multi-Employer Property Trust Northport Business Park, a
              National Banking Association dated May 31, 1994.
   10.9(1)    Third Amendment to Lease between the Registrant and Riggs
              National Bank of Washington, D.C. as Trustee of the
              Multi-Employer Property Trust Northport Business Park, a
              National Banking Association dated November 1994.
  10.10(1)    Standard Triple Net Industrial Lease between the Registrant and Riggs National Bank of Washington, D.C., as Trustee of
              the Multi-Employer Property Trust, dated June 18, 1995.
  10.11(1)    Lease Contract between the Registrant and The Puerto Rico
              Industrial Development Company dated April 24, 1995.
  10.12(1)    Note, Loan and Security Agreement between the Registrant and
              Merrill Lynch Business Financial Services Inc. dated May 19,
              1993.
  10.13(1)    Letter Agreement between the Registrant and Merrill Lynch
              Business Financial Services Inc. dated December 28, 1994.
  10.14(1)    Letter Agreement between the Registrant and Merrill Lynch
              Business Financial Services Inc. dated June 27, 1995.
  10.15(1)    Intercreditor Agreement among the Registrant, Merrill Lynch
              Business Financial Services Inc. and Imperial Bank dated
              June 27, 1995.
  10.16(1)    Security and Loan Agreement between the Registrant and
              Imperial Bank dated July 19, 1995.
 *10.17(1)    License and Supply Agreement between the Registrant and
              Krypton Isolation, Inc. dated July 22, 1994.
  10.18(1)    Warrant Purchase Agreement between the Registrant and
              Krypton Isolation, Inc. dated July 27, 1994.
  10.19(1)    Holders' Agreement dated July 27, 1994 by and among Krypton
              Isolation, Inc. and certain individuals and entities
              identified on Exhibit A attached thereto.

 EXHIBIT
  NUMBER                                EXHIBITS
 -------                                --------
  10.20(1)    Common Stock Purchase Agreement dated July 27, 1994 by and among Krypton Isolation, Inc. and the individuals identified on Exhibit A attached thereto.
  10.21(1)    First Amendment to the Krypton Isolation, Inc. Warrant to
              Purchase 2,000,000 Shares of Series A Preferred Stock
              between the Registrant and Krypton Isolation, Inc. dated
              October 24, 1995.
  10.22(1)    Letter of Intent dated as of October 24, 1995 by and among
              Krypton Isolation, Inc., the Registrant and certain
              individuals identified on the signature pages thereto.
**10.23(2)    License and Supply Agreement between the Registrant and
              Krypton Isolation, Inc. dated January 29, 1996.
  10.24(2)    Warrant Purchase Agreement between the Registrant and
              Krypton Isolation, Inc. dated January 29, 1996.
  10.25(2)    First Amended and Restated Holders' Agreement dated January
              29, 1996 by and among Krypton Isolation, Inc. and certain
              individuals and entities identified on Exhibit A attached
              thereto.
  10.26(2)    Common Stock Agreement dated January 29, 1996 by and among
              Krypton Isolation, Inc. and the entities identified on
              Exhibit A attached thereto.
  10.27(2)    First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated January 29,
              1996.
  10.28(3)    1989 Incentive Stock Plan, as amended, dated March 25, 1996.
  10.29(4)    Fourth Amendment to Lease between the Registrant and Riggs
              Bank N.A. dated September 27, 1996.
  10.30(5)    Revolving Line of Credit Note between the Registrant and
              Wells Fargo Bank, National Association dated May 29, 1997.
  10.31(5)    Credit Agreement between the Registrant and Wells Fargo
              Bank, National Association dated May 29, 1997.
  10.32(5)    Subfeature Note between the Registrant and Wells Fargo Bank,
              National Association dated May 29, 1997.
  10.33(6)    Lease Contract between the Registrant and The Puerto Rico
              Industrial Development Company dated October 9, 1997.
  10.34(6)    Second Amendment to the Krypton Isolation, Inc. Warrant to
              Purchase 2,000,000 Shares of Series A Preferred Stock
              between the Registrant and Krypton Isolation, Inc. dated
              January 21, 1998.
  10.35(7)    Revolving Line of Credit Note between the Registrant and
              Wells Fargo Bank, National Association dated May 1, 1998.
  10.36(7)    Credit Agreement between the Registrant and Wells Fargo
              Bank, National Association dated May 1, 1998.
  10.37(7)    Subfeature Note between the Registrant and Wells Fargo Bank,
              National Association dated May 1, 1998.
   10.38      Sublease Contract between the Registrant and Philips
              Consumer Communications, L.P. dated June 30, 1998.
   27.1       Financial Data Schedule for the Quarter Ended July 31, 1998.

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

(7) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q filed June 15, 1998.

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