Form 10-K
period 1998-10-31
SMART MODULAR TECHNOLOGIES INC
filed 1999-01-29
CIK 1001840

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

                     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998, OR

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $661,760,892 as of January 4, 1999 based upon the closing price on the Nasdaq National Market System reported for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    Number of shares of common stock outstanding as of January 4, 1999:
45,138,620

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the following document are incorporated by reference to Part III of this Form 10-K: Proxy Statement for Registrant's Annual Meeting of Shareholders to be held March 16, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SMART MODULAR TECHNOLOGIES, INC.

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   12
Item 3.    Legal Proceedings...........................................   12
Item 4.    Submission of Matters to Vote of Security Holders...........   13

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related              14
             Shareholder Matters.......................................
Item 6.    Selected Consolidated Financial Data........................   15
Item 7.    Management's Discussion and Analysis of Financial Condition    16
             and Results of Operations.................................
Item 7A.   Quantitative and Qualitative Disclosures About Market          30
             Risk......................................................
Item 8.    Financial Statements and Supplementary Data.................   30
Item 9.    Changes in and Disagreements with Accountants on Accounting    30
             and Financial Disclosure..................................

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   31
Item 11.   Executive Compensation......................................   31
Item 12.   Security Ownership of Certain Beneficial Owners and            31
             Management................................................
Item 13.   Certain Relationships and Related Transactions..............   31

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form    32
             8-K.......................................................
           Signatures..................................................   36

                                     PART I

ITEM 1. BUSINESS

     SMART Modular Technologies, Inc., a California corporation ("SMART" or the "Company"), is a leading independent manufacturer of specialty and standard memory modules and Flash memory cards and also manufactures high performance embedded computer modules, as well as communication card solutions in PC card and other form factors. SMART offers more than 500 products to leading original equipment manufacturers ("OEMs") in the computer, networking and telecommunications industries. The Company's principal customers include Cisco Systems, Inc. ("Cisco"), Compaq Computer Corporation ("Compaq"), Data General Corporation ("Data General"), Electronics For Imaging, Inc. ("EFI"), Fujitsu Microelectronics ("Fujitsu"), Hewlett-Packard Company ("Hewlett-Packard"), Hyundai Electronics America ("Hyundai"), IBM Corporation ("IBM"), Lucent Technologies ("Lucent"), Motorola, Inc. ("Motorola"), NCR Corp. ("NCR") and Solectron Corp. ("Solectron").

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

     Memory integrated circuits ("ICs") and subsystems encompass several types of devices designed to perform specific functions within computer and other electronic systems. The three most significant categories of memory ICs are DRAM, SRAM and non-volatile memory, including Flash. DRAM provides large capacity "main" memory; SRAM provides specialized high speed memory; and Flash and other non-volatile memory provide low power memory that retains data after a system is turned off. Within each of these broad categories of memory products, semiconductor manufacturers are offering an increasing variety of memory devices that are designed for different application and performance requirements. For example, the variety of DRAM memory ICs has increased in recent years with the introduction and adoption of technologies such as Rambus DRAM, DDR, SDRAM, SGRAM, VRAM, FPM and EDO. This increase in the variety of memory ICs has placed greater demands on OEMs to maintain a current knowledge base and expertise. In addition, other specialized subsystems, such as modems, networking devices and embedded computer solutions, enable critical data transfer and data processing functions.

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

     Specialty memory modules include both custom and application specific modules. The varying requirements of different electronic systems and the increased number of memory device options have resulted in a market for specialized memory modules that are designed to enhance the performance of a particular system or a set of applications. These modules are based on either Rambus DRAM, DDR, SDRAM, FPM, EDO, SRAM or Flash technologies and may include additional control circuitry. Specialty memory modules are typically sourced from a limited number of suppliers. Application specific and custom memory modules are generally used in mobile computers, workstations and telecommunications devices, such as routers and switches, and are primarily sold to OEMs.

     Communication Card Market. Communication card products come in PC card, desktop (ISA and PCI) and proprietary form factors. PC cards are small form factor cards conforming to the Personal Computer Memory Card International Association ("PCMCIA") standards and are used as peripheral devices in products such as notebook and subnotebook computers, personal digital assistants ("PDAs"), cellular phones, pagers and digital cameras. The Company believes that growth in the mobile computing market will expand the market for mobile computing peripherals and communications (wireline and wireless data/fax modems). Increasingly important aspects of PC card modem functionality are the abilities to be easily configurable for use internationally and to provide high speed connections over wireline and wireless networks such as ISDN, switched cellular, digital cellular (GSM and CDMA) and personal communications services
(PCS).

     Embedded Computer Subsystem Market. Unlike PCs or workstations that serve as general purpose computers, embedded computer subsystems are integrated into larger systems and perform a single function or a closely related group of functions such as input/output ("I/O") and data processing with high degrees of repeatability, accuracy and reliability. Embedded computer subsystems are incorporated into an ever-increasing array of products used in a variety of markets, including telecommunications, networking, imaging, simulation, command and control, industrial control and desktop publishing. Examples of embedded computer subsystem applications include ATM and Gigabit ethernet switches, network security systems, Digital Satellite Systems, set-top boxes, video games, laser printers, scanners, network routers and switches, robots, computer guided missiles, paint mixing systems, medical imaging analyzers, automated toll collection systems and Global Positioning System receivers. With current market conditions requiring shorter design cycles and the options for implementation becoming more varied and complex, OEMs are increasingly outsourcing their requirements for embedded computer subsystems to specialists that complement the value added by the OEM.

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

PRODUCTS

     The Company designs and markets products consisting of memory modules, communication cards and embedded computer modules. The Company's memory modules include Rambus DRAM, DDR, SDRAM, FPM, EDO, SRAM and Flash memory-based products. The Company offers custom and application specific memory modules, as well as standard memory modules that comply with industry standards established by the Joint Electronic Development Engineering Council ("JEDEC"). The Company's communication card products come in PC card, ISA, PCI and proprietary form factors. They include wireless data modems with international PTT approval and 56 kbps technology. The Company's embedded computer module products include a range of standard and perfect fit embedded computers for use in a variety of specialized computing applications.

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

     Among the latest emerging DRAM technology memory products are high density PC100 modules, Rambus RIMMs and SO-RIMMs, DDR, and PC133 based modules. Each of these technologies require an increasing level of design, manufacturing and test expertise. SMART has positioned itself at the leading edge of these technologies by continuing to strengthen its core engineering, design, and manufacturing strengths. SMART has also established important technology partnerships with chip makers Intel Corporation and Rambus, Inc. to provide engineering and design support.

     The following table summarizes certain of the Company's DRAM module product offerings:

       DRAM                                           SPEED
 PRODUCT FAMILIES     DENSITY        FEATURES         (MHZ)                      APPLICATIONS
 ----------------   ------------  ---------------  ------------                  ------------
72 Pin SIMMs        4-64 MBytes   FPM, EDO         10-33         Desktop PCs, Printers, Embedded Controllers,
                                                                 Routers, Servers
100 Pin DIMMs       4-64 MBytes   FPM, EDO, SDRAM  66-133        Networking, Printers
144 Pin SO DIMMs    4-128 MBytes  FPM, EDO,        10-33         Notebook PCs, Printers,
                                  SDRAM, SGRAM     66-133        X-Window Terminals, 3D Graphics
168 Pin DIMMs       8MB-1GBytes   FPM, EDO, SDRAM  10-33         Workstations, Routers, PCs
                                                   66-133        Servers, Telecom Equipment, PCs
Registered 168 Pin  8MB-1GBytes   SDRAM            66-133        Workstations, Servers, Routers
  DIMMs
200 Pin DIMMs       16-64 MBytes  FPM, SDRAM       10-150        Workstations, Super Computers
VRAM Modules        2-16 MBytes   RAM, High Speed  60-200        High Performance Graphics for Workstations
                                  SRAM
VME Bus Modules     256KBytes-    FPM, Low         10-33         Industrial Control Systems
                    16MBytes      Profile
Intel PC-100 DIMMs  8MB-1GByte    PC100 SDRAM      100           Desktop PCs, Workstations, Servers
Custom              1MB-1GByte    Per Customer     Per Customer  Embedded Controllers, Telecom Switches,
                                  Specifications   Specifications Notebook PCs
Rambus RIMM         32-256MBytes  RDRAM            800           High-end Workstations, PCs, Graphics
Rambus SO-RIMM      32-128MBytes  RDRAM            800           Portable PCs, Networking
184-pin DDR         64-256MBytes  DDR              200           Servers, Workstations, High-end PCs

     SRAM Modules. The Company offers a comprehensive line of SRAM memory modules, including L2 cache modules and other high speed and low power SRAM modules. The Company's L2 cache modules are available in speeds from 50 to 83 MHz, in asynchronous and synchronous versions, with burst, pipelined burst and serial access operating modes and in densities from 256 KBytes to 8 MBytes.

     The following table summarizes certain of the Company's high speed SRAM L2 cache module product offerings:

   SRAM L2 CACHE                                 CHIPSET             SPEED
 PRODUCT FAMILIES          DENSITY            COMPATIBILITY          (MHZ)                   APPLICATIONS
 ----------------    -------------------  ----------------------  ------------               ------------
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

     The following table summarizes certain of the Company's other high speed and low power SRAM module product offerings:

   SRAM
 PRODUCT
 FAMILIES           DENSITY          SPEED (NS)                            APPLICATIONS
 --------     -------------------    ----------                            ------------
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

     The following table summarizes certain of the Company's Flash module product offerings:

  FLASH PRODUCT FAMILIES        DENSITY                      FEATURES                           APPLICATIONS
  ----------------------      -----------                    --------                           ------------
72 Pin DRAM-like SIMMs        4-8 MBytes     Reads like DRAM, Plugs into DRAM Socket      Embedded Controllers
80 Pin Synchronous SIMMs      8-32 MBytes    Synchronized to System Clock                 Embedded Controllers
80 Pin Asynchronous SIMMS     1-32 MBytes    12.0 Volt/5.0 Volt Programming               Routers, Servers,
                                             5.0 Volt/3.3 Volt Read Voltage               Telecom Switches
                                             5.0 Volt Only
                                             3 Reset Options
168 Pin Asynchronous DIMMs    4-64 MBytes    5.0 Volt/3.3 Volt Read Voltage               Telecom Switches, Routers
Custom                        1-64 MBytes    Per Customer Specifications                  Industrial Applications

     Sales of memory modules accounted for a substantial majority of the Company's net sales during fiscal 1998, fiscal 1997 and fiscal 1996.

  PC Card Products

     The Company sells PC card products that provide both memory, I/O and communication functions. The Company offers a comprehensive line of memory PC card products, including 68 Pin PC cards with densities ranging from 2 MBytes to 64 MBytes and 68 Pin ATA Flash memory PC cards with densities ranging from 2 MBytes to 256 MBytes. These cards provide additional memory for notebook and subnotebook computers and PDAs. The Company's memory PC cards are PCMCIA Type I compatible.

     The following table summarizes certain of the Company's PC card memory product offerings:

 PC CARD MEMORY
PRODUCT FAMILIES           DENSITY                     FEATURES                           APPLICATIONS
----------------     --------------------              --------                           ------------
68 Pin Linear        2-64 MBytes             Plug & Play, Software Driver    PDAs, Notebook PCs, Networking,
  Flash                                      Included                        Portable Medical Equipment
68 Pin ATA Flash     4-256 MBytes            5.0 Volt, 3.3 Volt              PDAs, Notebook PCs, Networking
                                             ATA Compliant
Compact Flash ATA    4-64 MBytes             5.0 Volt, 3.3 Volt ATA          PDAs, Cellular Phones, Pagers, Digital
                                             Compliant                       Cameras
Miniature (Flash)    2-8 MBytes              5.0 Volt, 3.3 Volt 16 Bit       PDAs, Cellular Phones, Pagers, Digital
                                             Data Interface MCIF             Cameras
                                             Specification Compliant
Custom (Flash)       128 KBytes-20 MBytes    Per Customer Specifications     Portable Medical Equipment

     The Company also offers a comprehensive line of modem and communication card products. These products include a full line of PC card data/fax modems for notebook and PDA devices, as well as internal (ISA and PCI) modems for desktop computers. The Company has integrated the V.90 standard into its products for the highest level of compatibility. To address the needs of users demanding international mobility, the Company's world-approved modems allow users to have one modem that can be used worldwide. The Company has added digital GSM technology to its world-approved modems providing users with secure, digital, wireless communications. In addition, the Company has added ISDN technology in both United States and European interfaces.

     The following chart summarizes certain of the Company's communication card product offerings:

          COMMUNICATION CARD PRODUCT FAMILIES                                     FEATURES
          -----------------------------------                                     --------
Clippercom V.90, 56kbps World/ISDN PC card with GSM        International PTT approved multiple feature V.90 card,
                                                           ISDN support S/T and U Interface, Internal DAA
                                                           certified in over 50 countries, Country Select GUI
                                                           software, Digital GSM wireless capabilities
Clippercom V.90, 56kbps World PC card with GSM             Approved for use in over 50 countries, Country Select
                                                           GUI software, Digital GSM wireless capabilities
Winperformer 56 kbps PC card                               HSP technology, Win95, NT
Rapid Transit V.90, 56 kbps PC card                        V.90 and K56flex(TM) technology
PCI V.90, 56 kbps Data/Fax Voice Modem                     Software upgradable, K56flex(TM) technology, Full
                                                           duplex speakerphone
PCI V.90 Combo Modem and Sound Card                        Combination modem and sound card, WHQL approved

  Embedded Computer Modules

     The Company believes that its SMARTengine family of products helps accelerate time to market, reduce system cost, lower power requirements and provide a clear upgrade path for OEMs. The Company offers a line of standard and perfect-fit embedded computers with complete software support that offer varying price/ performance and industry standard bus interfaces. The Company's product line is processor independent and operates in systems using 32 and 64 bit CPUs from several vendors. This compatibility enhances flexibility to match price, performance and power requirements to the customer's application. The Company has also used industry standard buses, including ISA, EISA, PCI and Compact PCI, as well as custom buses, where required. All products are supported by on-board software for development and real-time operating systems support.

     The following table summarizes certain of the Company's SMARTengine embedded computer module product offerings:

  EMBEDDED COMPUTER
   MODULE FAMILIES                               FEATURES                                     APPLICATIONS
  -----------------                              --------                                     ------------
SMARTengine/603cPCI     Power PC 603, 6-U Compact PCI, 16-128 MBytes DRAM            Telecommunications,
                                                                                     Networking, Peripherals
SMARTengine/50cPCI-3U   R5000, 3-U Compact PCI, 16-128 MBytes DRAM, 10/100           Internetworking, Ethernet
                        Ethernet, FLASH                                              Switch, 3-U Jupiter
SMARTengine/50cPCI-6U   R5000, 6-U Compact PCI, 8-128 MBytes DRAM, FLASH, PROM,      ATM Switch, Ethernet Switch,
                        Ethernet, SCSI, RTC, DUART                                   Power PC
SMARTengine/50PCI       R5000, Compact PCI, 8-128 MBytes DRAM, FLASH, PROM,          ATM Switch, Ethernet Switch
                        Ethernet, SCSI, RTC, DUART
SMARTengine/iPC-3       Pentium Socket7, 32-128 MBytes SDRAM, 10/100 Ethernet,       Embedded PC for networking,
                        Flash, BIOS                                                  instrumentation, Datacom
SMARTengine             43hPCI, R4300, 8 MBytes DRAM, FLASH, PROM, RTC               Networking, Printers, Datacom,
                                                                                     Test and Measurement
SMARTengine/43NET       R4300, 2 Ethernets, 8 MBytes DRAM, FLASH, PROM, RTC, DUART   Networking, Ethernet Switch
SMARTengine/47PCI       R4700, 2 PCI buses, 8-128 MBytes DRAM, FLASH, PROM, RTC,     Imaging
                        DUART
SMARTengine/30ISA       R3081, ISA bus, 8 MBytes DRAM Perfect-fit embedded computer  Simulation Various
  Custom                for the Customer's application

CUSTOMERS, SALES AND MARKETING

     The Company's principal customers include major computing, networking and telecommunication OEMs and semiconductor manufacturers. For fiscal 1998, fiscal 1997 and fiscal 1996, the Company's ten largest customers accounted for 87%, 86% and 71% of net sales, respectively. For fiscal 1998, the Company's largest customer was Compaq, which accounted for 62% of net sales. In fiscal 1997, the Company's three largest customers were Compaq, Cisco and Hewlett-Packard, which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM, which accounted for 19%, 15% and 12% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales.

     The Company primarily sells its products directly to major OEM customers and uses a network of independent sales representatives located throughout North America and Europe for sales to other OEM customers. The Company's direct sales and marketing efforts are conducted in an integrated process involving direct salespeople, customer service representatives and senior executives. An important aspect of the Company's sales and marketing efforts is that the Company's experienced applications engineers work closely with OEM customers in designing the Company's products into the OEMs' systems. The Company's sales offices are located in California, Colorado, Texas, Massachusetts, New York, Florida, North Carolina, the United Kingdom, Malaysia, France and Germany.

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

     Sales are generally made pursuant to standard purchase orders. The Company includes in its backlog only those customer orders for which it has accepted purchase orders and it expects to ship within the next twelve (12) months. Since orders constituting the Company's current backlog are subject to changes in delivery schedules and are subject to cancellation with only limited or no penalties, backlog is not necessarily an accurate indication of future net sales. There can be no assurance that current backlog will necessarily lead to net sales in any future period. The Company's total backlog was approximately $29.7 million and $35.2 million as of October 31, 1998 and 1997, respectively.

DESIGN, MANUFACTURING AND TEST

     The Company has a staff of engineers for applications development, component selection, schematic design, layout, firmware and software driver development. The layouts for memory modules, communication cards and embedded computer modules are specialized due to their high component and trace densities, particularly for high-speed memory modules. To further enhance its design capability, the Company established in fiscal 1995 a design center in Bangalore, India.

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

     The Company's manufacturing processes rely on a high level of automation and involve the use of a substantial base of fine pitch surface mount equipment which is specialized for the production of memory modules, embedded computer modules, communication card products and PC cards. The Company's surface mount manufacturing lines have been optimized to support the placement and configuration of a high number of ICs on each board, in contrast to surface mount equipment used in less specialized electronics manufacturing which typically involves a fewer number of ICs and a greater number of passive components on each printed circuit board. The Company also has developed automated methods for PC card case assembly and test. As a result of its design efficiencies, high level of automation and general manufacturing expertise, the Company believes that it achieves relatively high manufacturing yields. In addition, due to the high level of automation in the Company's manufacturing approach, the Company maintains a relatively low percentage of direct labor costs. The Company believes that it has achieved and maintains a rapid manufacturing cycle and is able to offer its customers quick turnaround of both small and large projects. The Company is frequently able to provide turnaround on major customer orders within days or weeks.

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

     The Company currently manufactures and tests the majority of its products in a 62,250 square foot facility in Fremont, California. In addition, the Company utilizes an 83,000 square foot manufacturing and test facility in Aguada, Puerto Rico, a 50,000 square foot manufacturing and test facility in East Kilbride, Scotland and a 33,000 square foot manufacturing and test facility in Penang, Malaysia. The Company operates multiple production lines at these facilities. The Company subcontracts a limited amount of production requirements to third party manufacturers.

RESEARCH AND DEVELOPMENT

     The Company believes that the timely development of new memory modules, communication card products and embedded computer modules is essential to maintaining the Company's competitive position. In the memory market, the Company's research and development activities are focused primarily on new high speed memory modules, the continual improvement in test routines and software and the ongoing improvement in manufacturing processes and technologies. In particular, the Company is focusing its research and development resources on the development of Rambus DRAM, DDR, SDRAM, Flash and SRAM products. The Company plans to continue to devote substantial research and development efforts to the design of new memory module products which address the requirements of OEMs and corporate end users.

     In the communication card market, the Company's research and development efforts are focused primarily on the design and introduction of new communication card products which provide improved functionality and the latest technology in various form factors. The Company's research and development efforts in the embedded computer market are focused on the design of standard and custom embedded computer modules.

     The Company's research and development expenses totaled $8.9 million, $8.5 million and $5.9 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

COMPETITION

     The memory module, communication card and embedded computer subsystem industries are intensely competitive. Each of these markets includes a large number of competitive companies, several of which have achieved a substantial market share. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Samsung. The Company also competes with independent memory module manufacturers, including Celestica Inc., MCMS, Inc., PNY Electronics, Inc. and Simple Technology Incorporated. In the computer systems reseller market for memory modules, the Company primarily competes with companies such as Kingston Technology, Inc., Viking Technology, Inc. and Vision Tek, Inc. In the communication card market, the Company competes with GVC, TDK and U.S. Robotics, Inc. (a subsidiary of 3Com Corporation), among others. In the embedded computer subsystem market, the Company competes with Force Computers Inc. (a subsidiary of Solectron Corporation), Motorola and Radisys Corporation, among others. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, certain of the Company's competitors, such as Samsung, are significant suppliers to the Company. These suppliers have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration and therefore have the ability to sell competitive products at lower prices than the Company's products. The Company also faces competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company participates.

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

EMPLOYEES

     As of October 31, 1998, the Company had 831 regular, full time employees of which 588 were in manufacturing (including test, quality assurance and materials work), 80 were in design and product development, 68 were in marketing and sales and 95 were in finance and administration. The Company's future results depend in significant part upon its ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. The Company's employees are not represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

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

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located in a 22,500 square foot facility in Fremont, California. The lease on this facility expires in December 2004. The Company leases a 62,250 square foot manufacturing facility in Fremont, California. The lease on this facility expires in January 2003. The Company leases an additional 25,000 square foot facility in Fremont, California. The lease on this facility expires in January 2003. The Company leases an 83,000 square foot manufacturing facility in Aguada, Puerto Rico and a 50,000 square foot manufacturing facility in East Kilbride, Scotland. The leases on these facilities expire in October 2007 and September 2006, respectively. The Company also leases a 33,000 square foot manufacturing facility in Penang, Malaysia. The lease on this facility expires in May 2000. In addition, the Company leases various small facilities for its sales offices.

ITEM 3. LEGAL PROCEEDINGS

     The Company and certain of its officers and directors have been named as defendants in six securities class action lawsuits filed in the United States District Court for the Northern District of California, Boren v. SMART Modular Technologies, Inc., et al., No. C 98 20692 JW (PVT) (filed July 1, 1998), Woszczak v. SMART Modular Technologies, Inc., et al., No. C 98 2617 JL (filed July 2, 1998), Bisson v. SMART Modular Technologies, Inc., et al., No. C 98 20714 JF (filed July 8, 1998), D'Amato v. SMART Modular Technologies, Inc., et al., No. C 98 2804 PJH (filed July 16, 1998), Cha v. SMART Modular Technologies, Inc., et al., No. C 98 2833 BZ (filed July 17, 1998) and Chang v. SMART Modular Technologies, Inc., et al., No. C 98 3151 SI (filed August 13, 1998) (collectively, the "Federal Actions"). The plaintiffs in the Federal Actions allege that defendants made material misrepresentations and omissions during the period from July 1, 1997 through May 21, 1998 in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Federal Actions were consolidated on October 9, 1998, and a consolidated complaint was filed on November 30, 1998 (the "Federal Complaint").

     On October 22, 1998, a putative securities class action lawsuit, captioned Reagan v. SMART Modular Technologies, Inc., et al., Case No. H204162-5 (the "State Complaint"), was filed against the Company and certain of its officers and directors in the Superior Court of the State of California, County of Alameda. The State Complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages on behalf of a purported class of purchasers of SMART common stock during the period from July 1, 1997 through May 21, 1998. The factual allegations of the State Complaint are nearly identical to the factual allegations contained within the Federal Complaint.

     The Company believes that all claims related to the state and federal securities actions are without merit and intends to defend itself vigorously against these actions. Currently, the Company is unable to estimate the financial impact of the state and federal securities actions.

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

                                                             HIGH       LOW
                                                             ----       ---
Fiscal year ended October 31, 1998
  First Quarter............................................. $31 9/16   $21 5/8
  Second Quarter............................................  36         20 7/16
  Third Quarter.............................................  26 1/4     12 1/16
  Fourth Quarter............................................  21 1/2     15 1/4
Fiscal year ending October 31, 1997
  First Quarter.............................................  15 23/32    9 11/16
  Second Quarter............................................  17         11 5/8
  Third Quarter.............................................  23 11/16   15 15/16
  Fourth Quarter............................................  44 1/16    20 1/2

     On January 4, 1999, the reported last sale price for the Common Stock on the Nasdaq National Market was $26 per share. At January 4, 1999, the Company had approximately 158 holders of record of the Common Stock and approximately 11,300 beneficial holders of the Common Stock. The Company has never paid cash dividends on the Common Stock. The Company presently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Certain financial covenants set forth in the Company's bank line of credit agreement prohibit the Company from paying dividends.

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

     In connection with the issuance and distribution of the securities registered, direct or indirect payments to others were made as follows: (i) underwriting discounts and commissions of $2,520,000, and (ii) estimated other expenses of $1,028,536. Total estimated expenses for the Offering were $3,548,536. The Company received net offering proceeds of $32,451,464, of which as of October 31, 1998 an estimated $24,950,000 has been used for the purchase and installation of machinery and equipment and an estimated $7,500,000 toward the repayment of indebtedness. These uses of net offering proceeds were made in the form of direct or indirect payments to others.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below under the captions "Consolidated Statement of Income Data" and "Consolidated Balance Sheet Data" are derived from the consolidated financial statements of the Company and subsidiaries, which financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their reports. On July 28, 1995, a wholly-owned subsidiary of the Company merged with Apex Data, Inc., a Delaware corporation ("Apex"), which resulted in Apex becoming a wholly-owned subsidiary of the Company. The merger was accounted for as a pooling of interests. On July 31, 1996, a wholly-owned subsidiary of the Company merged with RISQ Modular Systems, Inc., a California corporation ("RISQ"), which resulted in RISQ becoming a wholly-owned subsidiary of the Company. The merger was accounted for as a pooling of interests.

     The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                             FISCAL YEARS ENDED OCTOBER 31,
                                              -------------------------------------------------------------
                                                1998        1997          1996          1995         1994
                                              --------   -----------   -----------   -----------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
  Net sales.................................  $714,651    $694,675      $401,774      $274,592     $163,849
  Cost of sales.............................   595,279     582,515       329,644       224,931      132,826
                                              --------    --------      --------      --------     --------
  Gross profit..............................   119,372     112,160        72,130        49,661       31,023
  Operating expenses:
  Research and development..................     8,945       8,496         5,933         5,283        5,891
  Sales, general and administrative.........    41,781      37,163        28,544        23,952       15,192
                                              --------    --------      --------      --------     --------
          Total operating expenses..........    50,726      45,659        34,477        29,235       21,083
                                              --------    --------      --------      --------     --------
  Income from operations....................    68,646      66,501        37,653        20,426        9,940
  Other income (expense), net...............     7,065       2,364         2,238          (515)        (143)
                                              --------    --------      --------      --------     --------
  Income before provision for income
     taxes..................................    75,711      68,865        39,891        19,911        9,797
  Provision for income taxes................    24,228      23,418        14,760         7,344        3,759
                                              --------    --------      --------      --------     --------
  Income before cumulative effect of change
     in accounting principle................    51,483      45,447        25,131        12,567        6,038
  Cumulative effect of change in accounting
     principle..............................        --          --            --            --          121
                                              --------    --------      --------      --------     --------
  Net income................................  $ 51,483    $ 45,447      $ 25,131      $ 12,567     $  6,159
                                              ========    ========      ========      ========     ========
  Diluted net income per share(1)...........  $   1.10    $   1.04      $   0.60      $   0.36     $   0.19
                                              ========    ========      ========      ========     ========
  Weighted average common and common
     equivalent shares outstanding(2).......    46,902      43,892        41,748        35,130       33,074
                                              ========    ========      ========      ========     ========
  Basic net income per share(1).............  $   1.19    $   1.17      $   0.69      $   0.44     $   0.23
                                              ========    ========      ========      ========     ========
  Weighted average common shares
     outstanding(2).........................    43,445      38,895        36,459        28,986       26,876
                                              ========    ========      ========      ========     ========

                                                               AS OF OCTOBER 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA (IN
  THOUSANDS):
  Working capital...........................  $231,291   $206,115   $ 74,324   $ 21,464   $ 12,185
  Total assets..............................   368,992    327,985    172,185     91,976     45,612
  Capital lease obligations, net of current
     portion................................        --        234      1,241      1,599        632
  Shareholders' equity......................   279,621    230,320     86,619     26,234     13,665

---------------
(1) The cumulative effect of the change in accounting principle did not materially impact diluted or basic net income per share.

(2) See Note 2 to the Consolidated Financial Statements for an explanation of the method used to determine the number of shares used in computing diluted and basic net income per share.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to other areas of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the fourth and sixth paragraphs of the Overview Section, the first paragraph of the Gross Profit Section, the first paragraph of the Research and Development Section, the first paragraph of the Sales, General and Administrative Section and the first, third and fifth paragraphs of the Liquidity and Capital Resources Section contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results." In particular, note the factors entitled "Significant Customer Concentration," "Product Concentration; Dependence on Memory Market," "Dependence on Semiconductor, Computer, Telecommunications and Networking Industries," "Intense Competition," "Fluctuations in Operating Results," "Dependence on Sole or Limited Sources of Supply," "Rapid Technological Change" and "International Sales." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

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

     The Company's net sales and gross profit have increased over the last three fiscal years. Over the last three fiscal years, SMART's gross margin has ranged from 16.1% to 18.0%. One of the primary factors affecting gross margin has been the proportion of the Company's memory products manufactured on either a turnkey or consignment basis. Products manufactured on a turnkey basis are designed and manufactured by the Company with purchased memory devices. Products manufactured on a consignment basis are generally designed and manufactured by the Company with memory devices which are owned and supplied by the customer. While products manufactured on a turnkey basis typically have lower gross margin than products manufactured on a consignment basis, products manufactured on a turnkey basis generally contribute greater net sales and higher gross profit per unit than products manufactured on a consignment basis. Currently, a substantial majority of the Company's net sales is derived from sales of products manufactured on a turnkey basis.

     The other primary factor affecting the Company's gross margin has been the mix between sales of specialty memory modules, standard memory modules, communication card products and embedded computer modules. Prior to the last two fiscal years, a significant majority of the Company's net sales were derived from the sales of its specialty memory modules, which typically have slightly higher gross margin than the Company's standard memory modules. In fiscal 1998 and fiscal 1997, sales of standard memory modules accounted for approximately one half of the Company's net sales. The Company's embedded computer modules currently generate the Company's highest gross margin, followed by the Company's PC card communication products. Both of these product lines currently contribute a relatively small portion of the Company's net sales.

     The Company expects that its net sales and gross margin will continue to vary significantly based on these and other factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's products have declined in the past and the Company expects that prices could continue to decline in the future. In particular, during fiscal 1998, the selling prices of the Company's products declined due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, a continued decline in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its growth. The Company expects that its business will experience more significant seasonality to the extent it continues to sell a material portion of its products in Europe and to the extent its exposure to the personal computer market remains significant.

     The Company primarily sells its products to OEMs and semiconductor manufacturers in the computer, networking and telecommunications industries. A relatively small number of customers have accounted for a significant percentage of the Company's net sales. For fiscal 1998, fiscal 1997 and fiscal 1996, the Company's ten largest customers accounted for 87%, 86% and 71% of net sales, respectively. For fiscal 1998, the Company's largest customer was Compaq, which accounted for 62% of net sales. For fiscal 1997, the Company's three largest customers were Compaq, Cisco and Hewlett-Packard, which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM, which accounted for 19%, 15% and 12% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales.

     The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented less than 10% of net sales in fiscal 1996, represented 62% and 53% of the Company's net sales in fiscal 1998 and fiscal 1997, respectively. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of income data of the Company expressed as a percentage of net sales:

                                                               FISCAL YEARS ENDED
                                                                   OCTOBER 31,
                                                              ---------------------
                                                              1998    1997    1996
                                                              -----   -----   -----
Net sales...................................................  100.0%  100.0%  100.0%
Cost of sales...............................................   83.3    83.9    82.0
                                                              -----   -----   -----
Gross profit................................................   16.7    16.1    18.0
Operating expenses:
Research and development....................................    1.3     1.2     1.5
Sales, general and administrative...........................    5.8     5.3     7.1
                                                              -----   -----   -----
          Total operating expenses..........................    7.1     6.6     8.6
                                                              -----   -----   -----
Income from operations......................................    9.6     9.6     9.4
Other income (expense), net.................................    1.0      .3      .6
                                                              -----   -----   -----
Income before provision for income taxes....................   10.6     9.9     9.9
Provision for income taxes..................................    3.4     3.4     3.7
                                                              -----   -----   -----
Net income..................................................    7.2%    6.5%    6.3%
                                                              =====   =====   =====

 Net Sales

     Fiscal Year 1998 vs. 1997. Net sales consist of sales of specialty and standard memory products, PC cards, embedded computer modules and communication card products, less returns and discounts. Net sales increased 2.9% to $714.7 million in fiscal 1998 from $694.7 million in fiscal 1997. The increase in net sales was primarily due to an increase in sales of standard memory products, communication card products and embedded computer modules as compared to the same period of fiscal 1997. This increase was partially offset by a substantial decline in the cost of certain memory devices used in the production of the Company's products and a decrease in sales of specialty memory products.

     Fiscal Year 1997 vs. 1996. Net sales increased 72.9% to $694.7 million in fiscal 1997 from $401.8 million in fiscal 1996, reflecting an overall increase in demand for the Company's products from new customers and certain existing customers. In addition, increases in sales of products manufactured on a turnkey basis as compared to products manufactured on a consignment basis further contributed to the increase in net sales as compared to the same period of fiscal 1996.

 Gross Profit

     Fiscal Year 1998 vs. 1997. Cost of sales includes the costs of semiconductor devices and other components and materials purchased by the Company for its products, as well as the direct labor and overhead costs associated with manufacturing. Gross profit increased 6.4% to $119.4 million in fiscal 1998 from $112.2 million in fiscal 1997. Gross margin increased to 16.7% in fiscal 1998 from 16.1% in fiscal 1997. The increase in gross margin was principally due to a decrease in the cost of certain memory chips used in the production of the Company's products as compared to the same period of fiscal 1997. Further contributing to the increase in gross margin was an increase in the proportion of the Company's net sales derived from its higher margin embedded computer modules and PC card communication products as compared to the same period of fiscal 1997. The increase in gross margin was partially offset by a decrease in the proportion of the Company's net sales derived from its specialty memory products. The Company expects gross margin to continue to be affected in future periods by, among other things, changes in the cost of memory devices used in the production of the Company's products, changes in the sales mix of the Company's products and changes in the proportion of products manufactured on a turnkey basis versus those manufactured on a consignment basis.

     Fiscal Year 1997 vs. 1996. Gross profit increased 55.5% to $112.2 million in fiscal 1997 from $72.1 million in fiscal 1996. Gross margin decreased to 16.1% in fiscal 1997 from 18.0% in fiscal 1996. The decrease in gross margin was due in large part to an increase in the proportion of products manufactured on a turnkey basis versus those products manufactured on a consignment basis as compared to fiscal 1996. Further contributing to the decline in gross margin in fiscal 1997 was an increase in the proportion of the Company's net sales derived from its lower margin standard memory products as compared to fiscal 1996.

  Research and Development

     Fiscal Year 1998 vs. 1997. Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Research and development expenses increased 5.3% to $8.9 million in fiscal 1998 from $8.5 million in fiscal 1997. As a percentage of net sales, research and development expenses were 1.3% and 1.2% in fiscal 1998 and fiscal 1997, respectively. The increase in research and development expenses was primarily due to an increase in the number of employees involved with development efforts as compared to the same period of fiscal 1997. The Company expects that its research and development expenses will increase in absolute dollars in future periods to the extent the Company expands its research and development efforts.

     Fiscal Year 1997 vs. 1996. Research and development expenses increased 43.2% to $8.5 million in fiscal 1997 from $5.9 million in fiscal 1996. As a percentage of net sales, research and development expenses were 1.2% and 1.5% in fiscal 1997 and fiscal 1996, respectively. The increase in research and development expenses was primarily due to an overall increase in non-compensation based research and development expenses as compared to the same period of fiscal 1996. Research and development expenses were further increased by an increase in employees involved with development efforts as compared to the same period of fiscal 1996.

  Sales, General and Administrative

     Fiscal Year 1998 vs. 1997. Sales, general and administrative expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. Sales, general and administrative expenses increased 12.4% to $41.8 million in fiscal 1998 from $37.2 million in fiscal 1997. Sales, general and administrative expenses totaled 5.8% and 5.3% of net sales in fiscal 1998 and fiscal 1997, respectively. The increase in sales, general and administrative expenses as a percentage of net sales was due in part to growth in the Company's staffing and infrastructure, particularly in its international operations. The Company expects that its sales, general and administrative expenses will increase in absolute dollars in future periods to the extent the Company expands its staffing, information systems and other systems and personnel in connection with the expansion of the Company's infrastructure.

     Fiscal Year 1997 vs. 1996. Sales, general and administrative expenses increased 30.1% to $37.2 million in fiscal 1997 from $28.5 million in fiscal 1996. Sales, general and administrative expenses totaled 5.3% and 7.1% of net sales in fiscal 1997 and fiscal 1996, respectively. The decrease in sales, general and administrative expenses as a percentage of net sales was principally due to the growth in net sales generated by certain OEM customers, which sales generally require lower incremental levels of selling and marketing expenses.

  Other Income (Expense), Net

     Other income (expense), net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its line of credit and interest paid on certain lease obligations. Interest income from the proceeds of the Company's secondary public offering of common stock completed during September 1997 has resulted in significant increases in other income during fiscal 1998 as compared to fiscal 1997 and fiscal 1996.

  Provision for Income Taxes

     Provisions for income taxes were $24.2 million, $23.4 million and $14.8 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The Company's effective tax rates for these periods were 32.0%, 34.0% and 37.0%, respectively. The decrease in the Company's consolidated effective tax rate for fiscal 1998 was principally due to anticipated increases in the amount of income contributed to the Company from its Puerto Rican and international operations as compared to fiscal 1997. At October 31, 1998, the Company had a net operating loss carryforward of approximately $1.8 million for federal income tax purposes arising from the acquisition of Apex. Utilization of this net operating loss carryforward is subject to certain annual limitations. See Note 9 to the Consolidated Financial Statements.

  Liquidity and Capital Resources

     Since inception, SMART has used funds generated primarily from operations, certain borrowings, capital leases and equity financings to support its operations, acquire capital equipment and finance inventory and accounts receivable. The Company generated cash from operations totaling $63.8 million, $15.9 million and $27.0 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The increase in cash provided by operations in fiscal 1998 as compared to fiscal 1997 was primarily due to increases in net income and depreciation and amortization, and decreases in accounts receivable and certain prepaid expenses related to the Company's international operations, and partially offset by decreases in accounts payable and other accrued expenses. At October 31, 1998, the Company had $175.3 million of cash, cash equivalents and short-term investments, and $231.3 million of working capital. The Company primarily funds its liquidity requirements from existing cash balances and amounts borrowed under its existing line of credit. The Company expects to fund any future liquidity requirements from a combination of available cash balances and certain short-term borrowings under its existing line of credit. The Company currently anticipates that its working capital requirements will continue to increase in future periods to the extent that the Company's operations continue to expand.

     The Company has a revolving line of credit agreement (the "Credit Line") with a term expiring in May 1999. Borrowings under the Credit Line are limited to $20.0 million. Borrowings under the Credit Line bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants. As of October 31, 1998, the Company was in compliance with all covenants related to the Credit Line. The Credit Line is unsecured and no borrowings were outstanding under the Credit Line as of October 31, 1998.

     Capital expenditures totaled $33.3 million, $17.1 million and $9.0 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. These expenditures were primarily for manufacturing and test equipment and the expansion of the Company's manufacturing facilities. SMART anticipates spending an additional $35.0 million to $40.0 million during fiscal 1999 for the continued growth and expansion of the Company's manufacturing facilities and related equipment.

     SMART has entered into certain capital lease arrangements. The outstanding principal on these obligations was approximately $176,000 and $1.2 million at October 31, 1998 and October 31, 1997, respectively. See Note 4 to the Consolidated Financial Statements.

     On May 25, 1998, the Company's Board of Directors authorized the repurchase from time to time of up to 4,000,000 shares of the Company's Common Stock through open market purchases. During fiscal 1998, the Company repurchased 620,000 shares of its Common Stock in the open market at an average purchase price of $14.80 per share and a total cost of approximately $9.2 million.

  Year 2000 Readiness Disclosure; Information Technology Transition

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning with 21st century dates, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded, to comply with such "Year 2000" requirements.

Significant uncertainty exists concerning the potential effects associated with such compliance. The Company believes its existing management information system is not Year 2000 compliant. The Company has licensed a new management information system that is Year 2000 compliant and intends to replace its existing management information system with the new system as early as the second quarter of fiscal 1999. The implementation of the new system will impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of the new system and transition from the existing system to the new system will require substantial financial resources, time and personnel. There can be no assurance that the new system will be implemented in time to avoid any Year 2000 compliance problems, or that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system or in the use of its existing system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the period in which the new system is brought online. The new system will be centrally operated from one location for all of the Company's facilities worldwide. Each of the Company's facilities will remotely access the new system via a wide area network. There can be no assurance that the Company will not experience interruption of use of the new system due to telecommunications problems or otherwise that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Significant Customer Concentration

     A relatively small number of customers have accounted for a significant percentage of the Company's net sales. For fiscal 1998, fiscal 1997 and fiscal 1996, the Company's ten largest customers accounted for 87%, 86% and 71% of net sales, respectively. For fiscal 1998, the Company's largest customer was Compaq, which accounted for 62% of net sales. In fiscal 1997, the Company's three largest customers were Compaq, Cisco and Hewlett-Packard, which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM, which accounted for 19%, 15% and 12% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented less than 10% of net sales in fiscal 1996, represented 62% and 53% of the Company's net sales in fiscal 1998 and fiscal 1997, respectively. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has no firm long-term volume commitments from any of its major customers and generally enters into individual purchase orders with its customers, in certain cases under master agreements governing the terms and conditions of the relationship. The Company has experienced cancellations of orders and fluctuations in order levels from period to period and expects it will continue to experience such cancellations and fluctuations in the future. Customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the Company's business, financial condition and results of operations will depend in significant part on its ability to obtain orders from new customers, as well as on the financial condition and success of its customers. Therefore, any adverse factors affecting any of the Company's customers or their customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. During fiscal 1998, there were significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, a continued decline in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Intense Competition

     The memory module, communication card and embedded computer subsystem industries are intensely competitive. Each of these markets includes a large number of competitive companies, several of which have achieved a substantial market share. Certain of the Company's competitors in each of these markets have substantially greater financial, marketing, technical, distribution and other resources, greater name recognition, lower cost structures and larger customer bases than the Company. In the memory module market, the Company competes against semiconductor manufacturers that maintain captive memory module production capabilities, including Samsung. The Company also competes with independent memory module manufacturers, including Celestica Inc., MCMS, Inc., PNY Electronics, Inc. and Simple Technology Incorporated. In the computer systems reseller market for memory modules, the Company primarily competes with companies such as Kingston Technology, Inc., Viking Technology, Inc. and Vision Tek, Inc. In the communication card market, the Company competes with GVC, TDK and U.S. Robotics, Inc. (a subsidiary of 3Com Corporation), among others. In the embedded computer subsystem market, the Company competes with Force Computers Inc. (a subsidiary of Solectron Corporation), Motorola and Radisys Corporation, among others. The Company faces competition from current and prospective customers that evaluate the Company's capabilities against the merits of manufacturing products internally. In addition, certain of the Company's competitors, such as Samsung, are significant suppliers to the Company. These suppliers have the ability to manufacture competitive products at lower costs than the Company as a result of their higher levels of integration and therefore have the ability to sell competitive products at lower prices than the Company's products. The Company also faces competition from new and emerging companies that have recently entered or may in the future enter the markets in which the Company participates.

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

  Fluctuations in Operating Results

     The Company's results of operations and gross margin have fluctuated significantly from period to period in the past and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may in the future affect the Company's results of operations include the partial or complete loss of a principal customer or the reduction in orders from a customer due to, among other things, excess product inventory accumulation by such customer, adverse changes in the mix of products sold by the Company, and the inability to procure required components. Other factors that have affected and may in the future affect the Company's results of operations include fluctuating market demand for and declines in the selling prices of the Company's products, decreases or increases in the costs of the components of the Company's products, market acceptance of new products and enhanced versions of the Company's products, the Company's competitors selling products that compete with the Company's products at lower prices or on better terms than the Company's products, delays in the introduction of new products and enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, and the Company's semiconductor customers manufacturing memory modules, internally or with other third parties, outside of the United States due to concerns about United States antidumping investigations and laws.

     The Company's operating results may also be affected by the timing of new product announcements and releases by the Company or its competitors, the timing of significant orders, the ability to produce products in volume, delays, cancellations or reschedulings of orders due to customer financial difficulties or other events, inventory obsolescence, including the reduction in value of the Company's inventories due to price declines, unexpected product returns, the timing of expenditures in anticipation of increased sales, cyclicality in the Company's targeted markets, and expenses associated with acquisitions. In particular, declines in DRAM, SRAM and Flash semiconductor prices could affect the valuation of the Company's inventory which could result in adverse changes in the Company's business, financial condition and results of operations. The concentration of the Company's assets in its Fremont, California facility could make the Company's exposure to business disruptions greater than if the Company's assets were more geographically dispersed.

     The Company's net sales and gross margin have varied and will continue to vary significantly based on a variety of factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's products have declined in the past and the Company expects that prices could continue to decline in the future. In particular, during fiscal 1998, the selling prices of the Company's products declined due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, a continued decline in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its growth. The Company expects that its business will experience more significant seasonality to the extent it continues to sell a material portion of its products in Europe and to the extent its exposure to the personal computer market remains significant.

     Sales of the Company's individual products and product lines toward the end of a product's life cycle are typically characterized by steep declines in sales, pricing and gross margin, the precise timing of which may be difficult to predict. The Company has experienced and could continue to experience unexpected reductions in sales of products as customers anticipate new product purchases. In addition, to the extent that the Company manufactures products in anticipation of future demand that does not materialize, or in the event a customer cancels outstanding orders during a period of either declining product selling prices or decreasing demand, the Company could experience an unanticipated decrease in sales of products. These factors could give rise to charges for obsolete or excess inventory, returns of products by distributors, or substantial price protection charges or discounts. In the past, the Company has had to write-down and write-off excess or obsolete inventory. To the extent that the Company is unsuccessful in managing product transitions, its business, financial condition and results of operations could be materially and adversely affected.

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

  Dependence on Sole or Limited Sources of Supply

     The Company is dependent on certain suppliers, including limited and sole source suppliers, to provide key components used in the Company's products. In particular, the Company is dependent in significant part upon certain limited or sole source suppliers for critical components in the Company's memory module, communication card and embedded computer products. The Company also depends on sole source third party manufacturers to produce certain of the Company's embedded computer products. The electronics industry has experienced in the past, and may experience in the future, shortages in semiconductor devices, including DRAM, SRAM and Flash memory. The Company has experienced and may continue to experience delays in component deliveries and quality problems with respect to certain component deliveries which have caused and could in the future cause delays in product shipments and have required and could in the future require the redesign of certain products. The Company generally has no written agreements with its suppliers. There can be no assurance that the Company will receive adequate component supplies on a timely basis in the future. The inability to continue to obtain sufficient supplies of components as required, or to develop alternative sources if required, could cause delays, disruptions or reductions in product shipments or require product redesigns which could damage relationships with current or prospective customers, could increase costs and/or prices and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has licensed a new management information system that is Year 2000 compliant and intends to replace its existing management information system with the new system as early as the second quarter of fiscal 1999. The implementation of the new system will impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of the new system and transition from the existing system to the new system will require substantial financial resources, time and personnel. There can be no assurance that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system or in the use of its existing system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the period in which the new system is brought online. The new system will be centrally operated from one location for all of the Company's facilities worldwide. Each of the Company's facilities will remotely access the new system via a wide area network. There can be no assurance that the Company will not experience interruption of use of the new system due to telecommunications problems or otherwise that could have a material adverse effect on the Company's business, financial condition and results of operations.

     In connection with the Company's growth over the last several years, the Company's operating expenses have increased significantly, and the Company anticipates that operating expenses will continue to increase in absolute dollars in the future. In particular, in order to continue to provide quality products and customer service and to meet any anticipated demand of its customers, the Company will be required to continue to increase staffing and other expenses, including expenditures on capital equipment, sales and marketing. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, the

Company's business, financial condition and results of operations would be materially and adversely affected. Certain customers have required and may continue to require rapid increases in production and accelerated delivery schedules which have placed and may continue to place a significant burden on the Company's resources. In order to achieve anticipated sales levels and profitability, the Company will continue to be required to manage its assets and operations efficiently. In addition, should the Company continue to expand geographically, it may experience certain inefficiencies from the management of geographically dispersed facilities.

     In fiscal 1998, the Company opened a new manufacturing facility in Penang, Malaysia, which has resulted and will continue to result in higher operating expenses. There can be no assurance that enough future sales will exist to support the operating expenses of the new facility or that the production lines of the new facility will be efficient or that they will result in an increase in output. Any delay or difficulties arising from the start-up of the new facility could materially and adversely affect the Company's business, financial condition and results of operations.

  Year 2000 Readiness Disclosure; Information Technology Transition

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning with 21st century dates, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company believes its existing management information system is not Year 2000 compliant. The Company has licensed a new management information system that is Year 2000 compliant and intends to replace its existing management information system with the new system as early as the second quarter of fiscal 1999. The implementation of the new system will impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of the new system and transition from the existing system to the new system will require substantial financial resources, time and personnel. There can be no assurance that the new system will be implemented in time to avoid any Year 2000 compliance problems, or that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system or in the use of its existing system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the period in which the new system is brought online. The new system will be centrally operated from one location for all of the Company's facilities worldwide. Each of the Company's facilities will remotely access the new system via a wide area network. There can be no assurance that the Company will not experience interruption of use of the new system due to telecommunications problems or otherwise that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Rapid Technological Change

     The semiconductor, computer, telecommunications and networking industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to invest significant amounts of resources for research and development efforts, to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis and to respond to changing customer requirements that meet evolving industry standards. For example, the semiconductor memory market is expected to transition from SDRAM to Direct RDRAM. The Company is currently focusing its research and development resources on the development of Rambus DRAM, DDR, SDRAM, Flash and SRAM products, 56 kbps asynchronous modem products and various embedded computer products. The success of the Company in developing new and enhanced products will depend upon a variety of factors, including integration of various elements of complex technology, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, availability of production capacity, achievement of acceptable manufacturing yields and product performance, quality and reliability. The Company has experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in the Company's products after commencement of commercial shipments, which could result in the delay in market acceptance of such products. The inability of the Company to introduce new products or enhancements that contribute to net sales could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  International Sales

     International sales accounted for 30%, 18% and 8% of net sales in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The Company anticipates that international sales will continue to be material in future periods. As a result, a material portion of the Company's sales may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties, potentially adverse tax consequences and uncertainties relative to regional, political and economic circumstances. In particular, recent instability in certain Asian economies and financial markets could have an adverse effect on the Company's business, financial condition and results of operations in future quarters. In fiscal 1998, the Company's net sales to customers in Asia accounted for less than one percent of all net sales. In addition to net sales to customers in Asia, the Company maintains strategic supply relationships with companies located in Asia. Moreover and as a result of currency changes and other factors, certain of the Company's competitors may have the ability to manufacture competitive products in Asia at lower costs than the Company. There can be no assurance that current economic instability in Asia will not have a material adverse effect on the Company's net sales, its ability to compete or its ability to receive raw materials for its products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. Currently, the Company does not use derivative financial instruments in its investment portfolio. The Company invests in high-credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer. As stated in the Company's policy, the Company seeks to ensure the safety and preservation of its invested principal funds by limiting default and market risk.

     The Company seeks to mitigate default risk by investing in high-credit quality securities and by positioning its investment portfolio to respond to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The Company seeks to mitigate market risk by limiting the principal and investment term of funds held with any one issuer and by investing funds in marketable securities with active secondary or resale markets.

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio as of October 31, 1998 (in thousands):

                                           1999      2000     2001   2002   2003   THEREAFTER    TOTAL
                                         --------   -------   ----   ----   ----   ----------   --------
CASH EQUIVALENTS AND SHORT-TERM
  INVESTMENTS:
  Fixed-rate investments...............  $113,061   $20,885    $--    $--    $--       $--      $133,946
  Average interest rate................      3.93%     4.19%   --     --     --        --           3.97%

  Foreign Currency Exchange Risk

     The Company transacts business in various foreign countries. The Company's primary foreign currency cash flows are in certain European countries. Currently, the Company does not employ a foreign currency hedge program with respect to transactions and expenditures originating in these or any other foreign countries. The Company believes that its foreign currency exchange risk is immaterial. See Note 2 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and the report of the independent auditors appear on pages F-1 through F-24 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement for its Annual Meeting of Shareholders currently scheduled for March 16, 1999 (the "Proxy Statement") with the Securities and Exchange Commission within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A, and certain information included in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of SMART Modular Technologies, Inc. are filed as part of this report:

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets as of October 31, 1998 and
  1997......................................................  F-3
Consolidated Statements of Income for the Years Ended
  October 31, 1998, 1997 and 1996...........................  F-4
Consolidated Statements of Shareholders' Equity for the
  Years Ended October 31, 1998, 1997 and 1996...............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  October 31, 1998, 1997 and 1996...........................  F-6
Notes to Consolidated Financial Statements..................  F-7

     2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules of SMART Modular Technologies, Inc. for the years ended October 31, 1998, 1997 and 1996 are filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of SMART Modular Technologies, Inc.:

                          SCHEDULE                            PAGE
                          --------                            ----
Report of Independent Public Accountants on Schedule........  F-22
Valuation and Qualifying Accounts...........................  F-23

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3. EXHIBITS. The following exhibits are filed as part of this report:

 EXHIBIT
  NUMBER                               EXHIBITS
 -------                               --------
   2.1(1)    Agreements and Plan of Reorganization among the Registrant,
             Apex Data, Inc. and SMART Acquisition Inc. dated April 24,
             1995.
   3.1(7)    Registrant's Amended and Restated Articles of Incorporation.
   3.2(1)    Registrant's Amended Bylaws.
   4.1(1)    Registration Rights Agreement dated July 26, 1995.
   4.2(1)    Registrant's specimen stock certificate.
   4.3(3)    Termination to the Registration Rights Agreement dated July
             26, 1995.
  10.1(1)    1989 Incentive Stock Plan, as amended, and forms of
             agreements attached thereto.
  10.2(1)    1995 Employee Stock Purchase Plan, and forms of agreements attached thereto.
  10.3(1)    1995 Director Option Plan, and forms of agreements attached thereto.
  10.4(1)    1995 Stock Plan, and forms of agreements attached thereto.
  10.5(1)    Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees.
  10.6(1)    Standard Triple Net Industrial Lease between the Registrant and Pactel Properties dated November 18, 1991.
  10.7(1)    First Amendment to Lease between the Registrant and Pactel
             Properties dated July 19, 1993.

 EXHIBIT
  NUMBER                               EXHIBITS
 -------                               --------
  10.8(1)    Second Amendment to Lease between the Registrant and Riggs
             National Bank of Washington, D.C. as Trustee of the
             Multi-Employer Property Trust Northport Business Park, a
             National Banking Association dated May 31, 1994.
  10.9(1)    Third Amendment to Lease between the Registrant and Riggs
             National Bank of Washington, D.C. as Trustee of the
             Multi-Employer Property Trust Northport Business Park, a
             National Banking Association dated November 1994.
  10.10(1)   Standard Triple Net Industrial Lease between the Registrant and Riggs National Bank of Washington, D.C., as Trustee of
             the Multi-Employer Property Trust, dated June 18, 1995.
  10.11(1)   Lease Contract between the Registrant and The Puerto Rico
             Industrial Development Company dated April 24, 1995.
  10.12(1)   Note, Loan and Security Agreement between the Registrant and
             Merrill Lynch Business Financial Services Inc. dated May 19,
             1993.
  10.13(1)   Letter Agreement between the Registrant and Merrill Lynch
             Business Financial Services Inc. dated December 28, 1994.
  10.14(1)   Letter Agreement between the Registrant and Merrill Lynch
             Business Financial Services Inc. dated June 27, 1995.
  10.15(1)   Intercreditor Agreement among the Registrant, Merrill Lynch
             Business Financial Services Inc. and Imperial Bank dated
             June 27, 1995.
  10.16(1)   Security and Loan Agreement between the Registrant and
             Imperial Bank dated July 19, 1995.
 *10.17(1)   License and Supply Agreement between the Registrant and
             Krypton Isolation, Inc. dated July 22, 1994.
  10.18(1)   Warrant Purchase Agreement between the Registrant and
             Krypton Isolation, Inc. dated July 27, 1994.
  10.19(1)   Holders' Agreement dated July 27, 1994 by and among Krypton
             Isolation, Inc. and certain individuals and entities
             identified on Exhibit A attached thereto.
  10.20(1)   Common Stock Purchase Agreement dated July 27, 1994 by and among Krypton Isolation, Inc. and the individuals identified on Exhibit A attached thereto.
  10.21(1)   First Amendment to the Krypton Isolation, Inc. Warrant to
             Purchase 2,000,000 Shares of Series A Preferred Stock
             between the Registrant and Krypton Isolation, Inc. dated
             October 24, 1995.
  10.22(1)   Letter of Intent dated as of October 24, 1995 by and among
             Krypton Isolation, Inc., the Registrant and certain
             individuals identified on the signature pages thereto.
**10.23(2)   License and Supply Agreement between the Registrant and
             Krypton Isolation, Inc. dated January 29, 1996.
  10.24(2)   Warrant Purchase Agreement between the Registrant and
             Krypton Isolation, Inc. dated January 29, 1996.
  10.25(2)   First Amended and Restated Holders' Agreement dated January
             29, 1996 by and among Krypton Isolation, Inc. and certain
             individuals and entities identified on Exhibit A attached
             thereto.
  10.26(2)   Common Stock Agreement dated January 29, 1996 by and among
             Krypton Isolation, Inc. and the entities identified on
             Exhibit A attached thereto.
  10.27(2)   First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated January 29,
             1996.
  10.28(3)   1989 Incentive Stock Plan, as amended, dated March 25, 1996.

 EXHIBIT
  NUMBER                               EXHIBITS
 -------                               --------
  10.29(4)   Fourth Amendment to Lease between the Registrant and Riggs
             Bank N.A. dated September 27, 1996.
  10.30(5)   Revolving Line of Credit Note between the Registrant and
             Wells Fargo Bank, National Association dated May 29, 1997.
  10.31(5)   Credit Agreement between the Registrant and Wells Fargo
             Bank, National Association dated May 29, 1997.
  10.32(5)   Subfeature Note between the Registrant and Wells Fargo Bank,
             National Association dated May 29, 1997.
  10.33(6)   Lease Contract between the Registrant and The Puerto Rico
             Industrial Development Company dated October 9, 1997.
  10.34(6)   Second Amendment to the Krypton Isolation, Inc. Warrant to
             Purchase 2,000,000 Shares of Series A Preferred Stock
             between the Registrant and Krypton Isolation, Inc. dated
             January 21, 1998.
  10.35(7)   Revolving Line of Credit Note between the Registrant and
             Wells Fargo Bank, National Association dated May 1, 1998.
  10.36(7)   Credit Agreement between the Registrant and Wells Fargo
             Bank, National Association dated May 1, 1998.
  10.37(7)   Subfeature Note between the Registrant and Wells Fargo Bank,
             National Association dated May 1, 1998.
  10.38(8)   Sublease Contract between the Registrant and Philips
             Consumer Communications, L.P. dated June 30, 1998.
  10.39      First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated June 22,
             1998.
  10.40      Second Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated June 22,
             1998.
  16.1(1)    Letter Regarding Change in Certifying Accountant.
  16.2(1)    Letter Regarding Change in Certifying Accountant.
  16.3(1)    Letter Regarding Change in Certifying Accountant.
  16.4(1)    Letter Regarding Change in Certifying Accountant.
  21.1       Subsidiaries of the Registrant.
  23.1       Consent of Independent Public Accountants.
  24.1       Power of Attorney (included on page 36).
  27.1       Financial Data Schedule for the Year Ended October 31, 1998.

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

(8) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q filed September 11, 1998.

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

     (b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last quarter of fiscal 1998.

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

                                          SMART MODULAR TECHNOLOGIES, INC.

                                          By:         /s/ AJAY SHAH

                                            ------------------------------------
                                                         Ajay Shah
                                             President, Chief Executive Officer
                                                             and
                                             Chairman of the Board of Directors

Dated: January 27, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ajay Shah and David B. Mullin and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof. Witness our hands on the date set forth below.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                        DATE
              ---------                                -----                        ----

            /s/ AJAY SHAH               President, Chief Executive Officer    January 27, 1999
-------------------------------------                   and
              Ajay Shah                 Chairman of the Board of Directors
                                           (Principal Executive Officer)

         /s/ DAVID B. MULLIN                Vice President, Finance and       January 27, 1999
-------------------------------------         Chief Financial Officer
           David B. Mullin                   (Principal Financial and
                                                Accounting Officer)

          /s/ MUKESH PATEL                           Director                 January 27, 1999
-------------------------------------
            Mukesh Patel

          /s/ ERIK ANDERSON                          Director                 January 27, 1999
-------------------------------------
            Erik Anderson

          /s/ TOR R. BRAHAM                          Director                 January 27, 1999
-------------------------------------
            Tor R. Braham

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................   F-2
CONSOLIDATED BALANCE SHEETS.................................   F-3
CONSOLIDATED STATEMENTS OF INCOME...........................   F-4
CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY......................................................   F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS.......................   F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................   F-7
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SCHEDULE.................................................  F-22
SCHEDULE II -- Valuation and Qualifying Accounts............  F-23
SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA...................  F-24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SMART Modular Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of SMART Modular Technologies, Inc. (a California corporation) and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMART Modular Technologies, Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.

                                                /s/ ARTHUR ANDERSEN LLP

                                          --------------------------------------
                                                   ARTHUR ANDERSEN LLP

San Jose, California
November 18, 1998

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  OCTOBER 31,
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                1998       1997
                                                              --------   --------
Current Assets:
Cash and cash equivalents...................................  $ 75,478   $111,331
Short-term investments......................................    99,822     38,672
Accounts receivable, net of allowance for doubtful accounts
  of $571 and $669, respectively............................    89,203     95,366
Related party notes receivable..............................        --          8
Inventories.................................................    40,138     39,336
Deferred income taxes.......................................     5,080      5,325
Prepaid expenses and other..................................    10,262     12,984
                                                              --------   --------
          Total current assets..............................   319,983    303,022
Property and equipment, net.................................    47,920     24,604
Other.......................................................     1,089        359
                                                              --------   --------
          Total assets......................................  $368,992   $327,985
                                                              ========   ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................................  $ 64,335   $ 73,833
Accrued bonuses.............................................     4,545      6,761
Other accrued expenses......................................     8,255      9,001
Income taxes payable........................................    11,557      7,312
                                                              --------   --------
          Total current liabilities.........................    88,692     96,907
Long-term Liabilities:
Capital lease obligations, net of current portion...........        --        234
Deferred income taxes and other.............................       679        524
                                                              --------   --------
          Total liabilities.................................    89,371     97,665
                                                              --------   --------
Shareholders' Equity:
Common stock, no par value  --
Authorized -- 200,000,000 shares
Outstanding -- 44,714,589 and 42,334,260 shares,
  respectively..............................................   133,013    135,302
Shareholder notes receivable related to common stock
  issuances.................................................       (72)      (179)
Retained earnings...........................................   146,680     95,197
                                                              --------   --------
          Total shareholders' equity........................   279,621    230,320
                                                              --------   --------
          Total liabilities and shareholders' equity........  $368,992   $327,985
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED OCTOBER 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1998        1997        1996
                                                             --------    --------    --------
Net sales..................................................  $714,651    $694,675    $401,774
Cost of sales..............................................   595,279     582,515     329,644
                                                             --------    --------    --------
Gross profit...............................................   119,372     112,160      72,130
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................     8,945       8,496       5,933
  Sales, general and administrative........................    41,781      37,163      28,544
                                                             --------    --------    --------
          Total operating expenses.........................    50,726      45,659      34,477
                                                             --------    --------    --------
Income from operations.....................................    68,646      66,501      37,653
Other income (expense), net:
  Interest expense.........................................       (73)       (225)       (309)
  Interest income..........................................     7,548       2,615       2,252
  Other, net...............................................      (410)        (26)        295
                                                             --------    --------    --------
          Total other income (expense).....................     7,065       2,364       2,238
Income before provision for income taxes...................    75,711      68,865      39,891
Provision for income taxes.................................    24,228      23,418      14,760
                                                             --------    --------    --------
Net income.................................................  $ 51,483    $ 45,447    $ 25,131
                                                             ========    ========    ========
Diluted net income per share...............................  $   1.10    $   1.04    $   0.60
                                                             ========    ========    ========
Weighted average common and common equivalent shares
  outstanding..............................................    46,902      43,892      41,748
                                                             ========    ========    ========
Basic net income per share.................................  $   1.19    $   1.17    $   0.69
                                                             ========    ========    ========
Weighted average common shares outstanding.................    43,445      38,895      36,459
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

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                              COMMON STOCK        SHAREHOLDER                   TOTAL
                                              ------------           NOTES      RETAINED    SHAREHOLDERS'
                                            SHARES      AMOUNT    RECEIVABLE    EARNINGS       EQUITY
                                          ----------   --------   -----------   ---------   -------------
BALANCE, October 31, 1995...............  29,306,010   $  2,222      $(501)     $ 24,513    $      26,234
  Issuance of common stock pursuant to
     acquisition of pooled company......     736,000        205         (5)          106              306
  Issuance of common stock pursuant to
     initial public offering............   6,000,000     32,640         --            --           32,640
  Issuance of common stock pursuant to
     exercise of stock options..........   1,627,276        772         --            --              772
  Issuance of common stock..............      47,040        240         --            --              240
  Disqualifying dispositions of stock
     options............................          --      1,242         --            --            1,242
  Repayment of shareholder note
     receivable.........................          --         --         54            --               54
  Net income............................          --         --         --        25,131           25,131
                                          ----------   --------      -----      --------    -------------
BALANCE, October 31, 1996...............  37,716,326     37,321       (452)       49,750           86,619
  Issuance of common stock pursuant to
     secondary public offering..........   2,821,000     86,391         --            --           86,391
  Issuance of common stock pursuant to
     exercise of stock options..........   1,729,342      3,909         --            --            3,909
  Issuance of common stock..............      67,592        574         --            --              574
  Disqualifying dispositions of stock
     options............................          --      7,107         --            --            7,107
  Repayment of shareholder note
     receivable.........................          --         --        273            --              273
  Net income............................          --         --         --        45,447           45,447
                                          ----------   --------      -----      --------    -------------
BALANCE, October 31, 1997...............  42,334,260    135,302       (179)       95,197          230,320
  Issuance of common stock pursuant to
     exercise of stock options..........   2,922,046      3,909         --            --            3,909
  Issuance of common stock..............      78,283        856         --            --              856
  Disqualifying dispositions of stock
     options............................          --      2,124         --            --            2,124
  Repayment of shareholder note
     receivable.........................          --         --        107            --              107
  Repurchases of common stock...........    (620,000)    (9,178)        --            --           (9,178)
  Net income............................          --         --         --        51,483           51,483
                                          ----------   --------      -----      --------    -------------
BALANCE, October 31, 1998...............  44,714,589   $133,013      $ (72)     $146,680    $     279,621
                                          ==========   ========      =====      ========    =============

  The accompanying notes are an integral part of these consolidated financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED OCTOBER 31,
                                 (IN THOUSANDS)

                                                               1998       1997      1996
                                                              -------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $51,483   $ 45,447   $25,131
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities --
     Depreciation and amortization..........................    9,655      5,058     2,182
     Provision for doubtful accounts........................      571        207       349
     Reserve for inventory obsolescence.....................     (522)     1,068     2,135
     Loss on disposition of equipment.......................      155         24        31
     Change in assets and liabilities --
       Decrease (increase) in accounts and notes
          receivable........................................    5,600    (42,739)  (25,439)
       Increase in inventories..............................     (280)    (1,403)     (137)
       Decrease (increase) in deferred income taxes and
          other, net........................................      400     (1,784)     (776)
       Decrease (increase) in prepaid expenses and other....    2,722    (11,919)       77
       (Increase) decrease in other assets..................     (730)       574      (712)
       (Decrease) increase in accounts payable..............   (9,498)     7,627    15,518
       Increase in income taxes payable.....................    6,369      8,229     5,656
       (Decrease) increase in accrued expenses and
          bonuses...........................................   (2,107)     5,464     3,015
                                                              -------   --------   -------
          Net cash provided by operating activities.........   63,818     15,853    27,030
                                                              -------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale...............  (94,417)   (36,712)   (8,494)
  Sales of investments available-for-sale...................   33,267      6,534        --
  Purchases of property and equipment.......................  (33,331)   (17,103)   (7,652)
  Proceeds from sales of equipment..........................      205        851        --
                                                              -------   --------   -------
          Net cash used in investing activities.............  (94,276)   (46,430)  (16,146)
                                                              -------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit..............................    5,000      8,600    16,521
  Payments on line of credit................................   (5,000)    (8,600)  (20,087)
  Payments of capital lease obligations and long-term
     debt...................................................     (982)    (1,534)   (1,461)
  Repurchases of common stock...............................   (9,178)        --        --
  Proceeds from sale of common stock........................    4,765     91,257    33,912
  Expenses related to issuances of common stock.............       --       (383)     (260)
                                                              -------   --------   -------
          Net cash (used in) provided by financing
            activities......................................   (5,395)    89,340    28,625
                                                              -------   --------   -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........  (35,853)    58,763    39,509
CASH AND CASH EQUIVALENTS, beginning of year................  111,331     52,568    13,059
                                                              -------   --------   -------
CASH AND CASH EQUIVALENTS, end of year......................  $75,478   $111,331   $52,568
                                                              =======   ========   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes................................  $17,859   $ 15,189   $ 9,895
                                                              =======   ========   =======
  Cash paid for interest....................................  $    73   $    225   $   309
                                                              =======   ========   =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital leases......  $    --   $     --   $ 1,322
                                                              =======   ========   =======
  Tax benefits from employee stock transactions.............  $ 2,124   $  7,107   $ 1,242
                                                              =======   ========   =======
  Issuance of common stock pursuant to acquisition of pooled
     company................................................  $    --   $     --   $   306
                                                              =======   ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND OPERATIONS OF THE COMPANY

     SMART Modular Technologies, Inc. (the "Company") was incorporated in California in August 1988. The Company designs, manufactures and markets memory modules, Flash memory cards, high performance embedded computer modules and communication card products primarily to the computer, networking and telecommunications industries. The Company is headquartered in Fremont, California and has manufacturing operations in Fremont, Scotland, Puerto Rico and Malaysia.

     On September 11, 1997, the Company completed a secondary public offering of 2,821,000 shares of common stock (including underwriters' over-allotment) at $32 3/8 per share (as adjusted for the Company's stock split in December 1997-- See Note 2). Total proceeds to the Company (net of underwriting discounts and commissions) were approximately $86.4 million.

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

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     All of the Company's investments are classified as available-for-sale securities as summarized below (in thousands):

                                                  AMORTIZED    AGGREGATE     UNREALIZED    UNREALIZED
                                                    COST       FAIR VALUE      GAINS         LOSSES
                                                  ---------    ----------    ----------    ----------
AS OF OCTOBER 31, 1998:
  AVAILABLE-FOR-SALE SECURITIES:
  Debt securities issued by the states of the
     United States and political subdivisions of
     the states.................................   $71,120      $ 71,445        $325          $ --
  Securities issued by private investment
     companies and backed by debts issued by the
     United States and states of United States
     government agencies........................    28,702        28,711          10            (1)
                                                   -------      --------        ----          ----
                                                   $99,822      $100,156        $335          $ (1)
                                                   =======      ========        ====          ====
AS OF OCTOBER 31, 1997:
  AVAILABLE-FOR-SALE SECURITIES:
  Debt securities issued by the states of the
     United States and political subdivisions of
     the states.................................   $34,772      $ 34,764        $  5          $(13)
  Securities issued by private investment
     companies and backed by debts issued by the
     United States and states of United States
     government agencies........................     3,900         3,900          --            --
                                                   -------      --------        ----          ----
                                                   $38,672      $ 38,664        $  5          $(13)
                                                   =======      ========        ====          ====

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

     Property, plant and equipment consists of the following as of October 31, (in thousands):

                                                                1998      1997
                                                              --------   -------
Computer and office equipment...............................  $  9,371   $ 4,019
Production machinery and equipment..........................    54,987    28,960
Vehicles....................................................        72        60
Construction in progress....................................       931       306
                                                              --------   -------
          Total property and equipment......................    65,361    33,345
Less: accumulated depreciation and amortization.............   (17,441)   (8,741)
                                                              --------   -------
Property and equipment, net.................................  $ 47,920   $24,604
                                                              ========   =======

     Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $4,461,000 and $4,732,000 as of October 31, 1998 and 1997, respectively. Accumulated amortization on the leased assets was approximately $3,076,000 and $2,178,000 as of October 31, 1998 and 1997, respectively.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  Net Income Per Share

     The Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," in March 1997 and is effective for years ending after December 15, 1997. The Company retroactively adopted SFAS No. 128 in fiscal 1998. This statement requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of operations is presented. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of preferred stock (using the "if converted" method), stock options and warrants (using the treasury stock method). Preferred stock, stock options and warrants are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

     The following table reconciles the amounts used in the computation of basic and diluted net income per share as of October 31, (in thousands, except per share data):

                                                               1998      1997      1996
                                                              -------   -------   -------
Net income available to common shareholders.................  $51,483   $45,447   $25,131
                                                              =======   =======   =======
Diluted net income per share:
Weighted average common shares outstanding..................   43,445    38,895    36,459
Weighted average common stock options outstanding...........    3,457     4,997     5,289
                                                              -------   -------   -------
          Total weighted average common and common
            equivalent shares outstanding...................   46,902    43,892    41,748
                                                              =======   =======   =======
Diluted net income per share................................  $  1.10   $  1.04   $  0.60
                                                              =======   =======   =======
Basic net income per share:
Weighted average common shares outstanding..................   43,445    38,895    36,459
                                                              -------   -------   -------
          Total weighted average common shares
            outstanding.....................................   43,445    38,895    36,459
                                                              =======   =======   =======
Basic net income per share..................................  $  1.19   $  1.17   $  0.69
                                                              =======   =======   =======

  Risks and Uncertainties

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. As of October 31, 1998, approximately 90% of accounts receivable were concentrated with seven customers. As of October 31, 1997, approximately 83% of accounts receivable were concentrated with four customers. The Company generally does not require collateral on accounts receivable as the majority of the Company's customers are large, well established companies.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following as of October 31, (in thousands):

                                                      1998      1997
                                                     -------   -------
Raw materials......................................  $24,210   $22,692
Work-in-process....................................    7,379     5,266
Finished goods.....................................    8,549    11,378
                                                     -------   -------
          Total....................................  $40,138   $39,336
                                                     =======   =======

  Effect of Recent Accounting Pronouncements

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

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

 3. LINE OF CREDIT

     In June 1997, the Company entered into an unsecured revolving bank line of credit agreement which expires in May 1999. Borrowings under this agreement are limited to $20.0 million and bear interest at either the bank's prime rate (8.0% at October 31, 1998) or a spread over LIBOR (5.2% at October 31, 1998), at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants. As of October 31, 1998 and 1997, no borrowings were outstanding under this agreement.

 4. CAPITAL LEASE OBLIGATIONS

     Minimum future lease payments under capital leases as of October 31, 1998 are summarized as follows (in thousands):

               YEARS ENDING OCTOBER 31,
               ------------------------
1999..................................................  $207
                                                        ----
          Total minimum lease payments................   207
Less: Amount representing interest (8%)...............   (31)
                                                        ----
Present value of lease payments.......................   176
Less: Current portion.................................  (176)
                                                        ----
Long-term portion.....................................  $ --
                                                        ====

 5. COMMITMENTS

     The Company leases its current facilities and certain equipment under noncancelable operating leases that expire at various dates through fiscal 2007. Under the terms of the facilities leases, the Company is responsible for utilities, maintenance, insurance and property taxes. As of October 31, 1998, the future minimum lease payments are as follows (in thousands):

              YEARS ENDING OCTOBER 31,
              ------------------------
1999................................................  $1,976
2000................................................   1,523
2001................................................   1,539
2002................................................   1,549
2003................................................   1,000
Thereafter..........................................   1,758
                                                      ------
                                                      $9,345
                                                      ======

     Rental expense was approximately $1,609,000, $1,417,000 and $1,025,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

 6. PROFIT SHARING AND 401(K) PLANS

     The Company has a profit sharing plan (the "Plan") which generally covers all employees of the Company who are over 21 years of age and have worked for the Company for at least one year. Annual contributions to the Plan are discretionary, as determined by the Board of Directors. Contributions vest at a rate of 20% per year beginning with an individual's third year with the Company. There were no contributions to the Plan for the fiscal years ended October 31, 1998, 1997 or 1996.

     Effective November 1, 1993, the Company established a 401(k) Plan. The 401(k) Plan covers all employees of the Company who are over 18 years of age and have worked for the Company for at least 90 days. Annual Company contributions are discretionary, as determined by the Board of Directors and are

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES based on the Company's annual performance. Contributions vest at a rate of 20% per year beginning with an individual's second year with the Company. Employer contributions to the 401(k) Plan for the years ended October 31, 1998, 1997 and 1996 were approximately $236,000, $86,000 and $50,000, respectively.

 7. SHAREHOLDERS' EQUITY

  Preferred Stock

     The Board of Directors has the authority to issue up to 30,000,000 shares of preferred stock in one or more series, and to fix the number of shares of any series and to determine or alter the rights, preferences, privileges, restrictions and designation granted to or imposed upon any wholly unissued series of preferred stock, without any further vote or action by the shareholders. No preferred shares were issued during fiscal 1998 and no shares were outstanding as of October 31, 1998.

  Stock Plans

     The Company has four stock plans: the 1989 Incentive Stock Plan (the "1989 Stock Plan"), the 1995 Stock Plan (the "1995 Stock Plan"), the 1995 Director Option Plan (the "Director Plan") and the Employee Stock Purchase Plan (the "Purchase Plan"). The Company accounts for these plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Pursuant to the provisions of APB No. 25, no compensation cost has been recognized by the Company related to option grants issued under any of its stock plans. Under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to calculate compensation cost related to option grants issued to employees subsequent to October 31, 1995 and present the pro forma effect of this expense on net income and net income per share.

     Had compensation cost been charged to the Company pursuant to the provisions of SFAS No. 123 for option grants issued under its stock plans, the Company's net income and net income per share would have been adjusted to the following pro forma amounts for the years ended October 31, (in thousands, except per share data):

                                                         1998       1997       1996
                                                        -------    -------    -------
NET INCOME:
  As reported.........................................  $51,483    $45,447    $25,131
  Pro forma...........................................  $47,547    $44,351    $24,614
NET INCOME PER SHARE -- AS REPORTED:
  Diluted.............................................  $  1.10    $  1.04    $  0.60
  Basic...............................................  $  1.19    $  1.17    $  0.69
NET INCOME PER SHARE -- PRO FORMA:
  Diluted.............................................  $  1.01    $  1.01    $  0.59
  Basic...............................................  $  1.09    $  1.14    $  0.68

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to November 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  1989 Incentive Stock Plan

     Under the 1989 Stock Plan, the Board of Directors may grant incentive stock options to employees and nonstatutory stock options and stock purchase rights ("SPRs") to employees, directors and consultants. SPRs are rights, other than stock options, to purchase common stock pursuant to the 1989 Stock Plan. The exercise price for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share of nonstatutory stock options granted under the 1989 Stock Plan cannot be less than 85% of the

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES fair market value on the date of grant. As of October 31, 1998, a total of 13,540,000 shares of common stock have been authorized by the Company's Board of Directors and shareholders for grant under the 1989 Stock Plan.

     Under the 1989 Stock Plan, in the event of the termination of a purchaser's continuous status as an employee or consultant, the Company has the right to repurchase, at the original purchase price, any unvested stock granted under a SPR.

     The 1989 Stock Plan grants the Board of Directors the discretion to determine when the SPRs and options granted thereunder shall become exercisable. The majority of the options vest at the rate of 1/36th per month. In addition, under the 1989 Stock Plan, all unvested stock options are exercisable at any time in whole or in part provided that the optionee executes a purchase agreement that grants the Company repurchase rights similar to those described above. In October 1995, the Board of Directors suspended the issuance of further grants under the 1989 Stock Plan.

     Stock option and purchase right activity under the 1989 Stock Plan is as follows:

                                                              STOCK OPTIONS AND PURCHASE
                                                                  RIGHTS OUTSTANDING
                                                  SHARES      ---------------------------
                                                 AVAILABLE      NUMBER          PRICE
                                                 FOR GRANT     OF SHARES      PER SHARE
                                                 ---------    -----------    ------------
BALANCE, October 31, 1995......................  2,695,354     7,203,280     $.008-$4.00
Exercised/Canceled/Forfeited...................     65,294    (1,692,570)    $.008-$3.50
                                                 ---------    ----------     -----------
BALANCE, October 31, 1996......................  2,760,648     5,510,710     $0.01-$4.00
Exercised/Canceled/Forfeited...................     62,138    (1,520,186)    $0.01-$4.00
                                                 ---------    ----------     -----------
BALANCE, October 31, 1997......................  2,822,786     3,990,524     $0.01-$4.00
Exercised/Canceled/Forfeited...................      6,488    (2,656,893)    $0.01-$4.00
                                                 ---------    ----------     -----------
BALANCE, October 31, 1998......................  2,829,274     1,333,631     $1.50-$4.00
                                                 =========    ==========     ===========

     The following table summarizes information about stock options outstanding under the 1989 Stock Plan as of October 31, 1998:

                                OPTIONS OUTSTANDING
                  -----------------------------------------------       OPTIONS EXERCISABLE
                                 WEIGHTED AVG.                      ----------------------------
   RANGE OF         NUMBER         REMAINING       WEIGHTED AVG.      NUMBER      WEIGHTED AVG.
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
  $0.01 - $5.00    1,333,631          1.3             $2.0064        1,332,964       $2.0057

  1995 Stock Plan

     On October 3, 1995, the Company's Board of Directors adopted and its shareholders approved the 1995 Stock Plan to be effective as of the date of the Company's initial public offering (November 17, 1995). The 1995 Stock Plan provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options and SPRs. Unless terminated sooner, the 1995 Stock Plan will terminate automatically in October 2005. A total of 12,000,000 shares of common stock are reserved for issuance under the 1995 Stock Plan.

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

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     Stock option activity under the 1995 Stock Plan is as follows:

                                                                    STOCK OPTIONS OUTSTANDING
                                                SHARES     -------------------------------------------
                                              AVAILABLE     NUMBER         PRICE        WEIGHTED AVG.
                                              FOR GRANT    OF SHARES     PER SHARE      EXERCISE PRICE
                                              ----------   ---------   --------------   --------------
BALANCE, October 31, 1995...................          --          --               --            --
Authorized..................................   6,000,000          --               --            --
Granted.....................................  (1,285,200)  1,285,200   $ 5.125-$7.688      $ 7.4766
Exercised...................................          --          --               --            --
Canceled / Forfeited........................      52,044     (52,044)  $ 7.625-$7.625      $ 7.6250
                                              ----------   ---------   --------------      --------
BALANCE, October 31, 1996...................   4,766,844   1,233,156   $ 5.125-$7.688      $ 7.4699
Granted.....................................  (1,206,440)  1,206,440   $ 9.688-$20.50      $ 14.370
Exercised...................................          --    (271,294)  $5.125-$17.125      $ 7.7609
Canceled / Forfeited........................     161,502    (161,502)  $ 7.50-$17.125      $ 8.7410
                                              ----------   ---------   --------------      --------
BALANCE, October 31, 1997...................   3,721,906   2,006,800   $ 5.125-$20.50      $11.5028
Authorized..................................   6,000,000          --               --            --
Granted.....................................  (3,178,300)  3,178,300   $ 12.06-$25.71      $19.5050
Exercised...................................          --    (271,641)  $ 5.25-$23.375      $ 9.1753
Canceled / Forfeited........................     332,657    (332,657)  $ 5.125-$25.71      $19.8305
                                              ----------   ---------   --------------      --------
BALANCE, October 31, 1998...................   6,876,263   4,580,802   $ 5.125-$25.71      $16.5882
                                              ==========   =========   ==============      ========

     The following table summarizes information about stock options outstanding under the 1995 Stock Plan as of October 31, 1998:

                                OPTIONS OUTSTANDING
                  -----------------------------------------------       OPTIONS EXERCISABLE
                                 WEIGHTED AVG.                      ----------------------------
   RANGE OF         NUMBER         REMAINING       WEIGHTED AVG.      NUMBER      WEIGHTED AVG.
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
$ 5.00 - $10.00      902,506          7.7              $ 7.99          447,920        $ 7.80
$10.01 - $15.00      647,136          8.9              $12.31           78,843        $12.01
$15.01 - $20.00    1,500,184          9.1              $16.75          187,027        $16.81
$20.01 - $30.00    1,530,976          8.7              $23.30          359,183        $23.31
                   ---------          ---              ------        ---------        ------
                   4,580,802          8.6              $16.59        1,072,973        $14.87
                   =========          ===              ======        =========        ======

     The per share weighted average fair value of options granted under the 1995 Stock Plan in fiscal 1998, fiscal 1997 and fiscal 1996 was $10.68, $9.67 and $5.27, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1998, fiscal 1997 and fiscal 1996, respectively: average risk-free interest rates of 5.17%, 6.20% and 6.04%; expected dividend yield of 0.0% in all fiscal years; expected life of 3 years in fiscal 1998 and 5 years in both fiscal 1997 and 1996; and expected volatility of 80%, 78.0% and 83.5%.

  1995 Director Option Plan

     Non-employee directors are entitled to participate in the Director Plan. The Director Plan has a term of ten years, unless terminated sooner by the Board of Directors. A total of 200,000 shares of common stock are reserved for issuance under the Director Plan.

     The Director Plan provides that each non-employee director who first becomes a non-employee director on or after the date of the Company's initial public offering (November 17, 1995) will be automatically granted an option to purchase 24,000 shares of common stock (the "First Option") on the date on which the person first becomes a non-employee director, unless immediately prior to becoming a non-employee director,

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES such person was a director of the Company. Beginning November 1, 1996, each non-employee director will be automatically granted an option to purchase 7,200 shares (a "Subsequent Option") on November 1 of each year provided he or she is then a non-employee director and, provided further, that on such date he or she has served on the Board of Directors for at least the preceding six months. Each First Option and each Subsequent Option shall have a term of ten years and the shares subject to the option shall vest as to 1/36th of the shares at the end of each month after the date of grant, provided that the optionee continues to serve as a director on such dates. The exercise prices of the First Option and each Subsequent Option shall be 100% of the fair market value per share of the common stock on the date of grant of the option.

     Stock option activity under the 1995 Director Plan is as follows:

                                                                     STOCK OPTIONS OUTSTANDING
                                               SHARES      ---------------------------------------------
                                              AVAILABLE     NUMBER           PRICE        WEIGHTED AVG.
                                              FOR GRANT    OF SHARES       PER SHARE      EXERCISE PRICE
                                              ---------    ---------    ---------------   --------------
BALANCE, October 31, 1995...................        --          --                   --           --
  Authorized................................   200,000          --                   --           --
  Granted...................................        --          --                   --           --
                                               -------      ------      ---------------       ------
BALANCE, October 31, 1996...................   200,000          --                   --           --
  Granted...................................   (14,400)     14,400               $10.56       $10.56
  Exercised.................................        --          --                   --           --
  Canceled/Forfeited........................        --          --                   --           --
                                               -------      ------      ---------------       ------
BALANCE, October 31, 1997...................   185,600      14,400               $10.56       $10.56
  Granted...................................   (14,400)     14,400               $26.25       $26.25
  Exercised.................................        --          --                   --           --
  Canceled/Forfeited........................        --          --                   --           --
                                               -------      ------      ---------------       ------
BALANCE, October 31, 1998...................   171,200      28,800      $10.56 - $26.25       $18.41
                                               =======      ======      ===============       ======

     The following table summarizes information about stock options outstanding under the Director Plan as of October 31, 1998:

                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  -----------------------------------------------   ----------------------------
                                 WEIGHTED AVG.
   RANGE OF         NUMBER         REMAINING       WEIGHTED AVG.      NUMBER      WEIGHTED AVG.
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
   $10.5625         14,400            8.0             $10.5625         9,200         $10.5625
   $26.2500         14,400            9.0             $26.2500         4,410         $26.2500
                    ------            ---             --------        ------         --------
                    28,800            8.5             $18.4062        13,610         $15.6456
                    ======            ===             ========        ======         ========

     The weighted average fair value of options granted under the Director Plan in fiscal 1998 and fiscal 1997 was $17.89 and $7.12 per share, respectively. There were no grants in fiscal 1996. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1998 and fiscal 1997, respectively: average risk-free interest rates of 5.84% and 6.13%; expected dividend yield of 0.0% in both fiscal years; expected lives of 5 years in both fiscal years; and expected volatility of 80.0% and 78.0%.

  Employee Stock Purchase Plan

     On October 3, 1995, the Company's Board of Directors adopted and its shareholders approved the Purchase Plan to be effective as of the date of the Company's initial public offering (November 17, 1995). A total of 1,000,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees of the Company to purchase common stock through payroll deductions of up

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES to 15% of their compensation (excluding payments for overtime, shift premium, incentive compensation, incentive payments, bonuses and other compensation), up to a maximum of $21,250 for all purchase periods ending within any calendar year.

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

     Employees are eligible to participate if they are customarily employed by the Company or any designated subsidiary for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan will terminate in October 2005. For the year ended October 31, 1998, a total of 78,283 shares of the Company's common stock were issued under the Purchase Plan at an approximate average of $10.93 per share. For the year ended October 31, 1997, a total of 67,592 shares of the Company's common stock were issued under the Purchase Plan at an approximate average of $8.50 per share. For the year ended October 31, 1996, a total of 47,040 shares of the Company's common stock were issued under the Purchase Plan at $5.10 per share. The per share weighted average fair value of shares sold in fiscal 1998, fiscal 1997 and fiscal 1996 was $5.86, $3.41 and $2.12, respectively. At October 31, 1998, 807,085 shares remained available for sale under the Purchase Plan.

 8. STOCK REPURCHASE

     On May 25, 1998, the Company's Board of Directors authorized the repurchase from time to time of up to 4,000,000 shares of the Company's Common Stock through open market purchases. During the fiscal year ended October 31, 1998, the Company repurchased 620,000 shares of its Common Stock in the open market at an average purchase price of $14.80 per share and a total cost of approximately $9.2 million.

 9. INCOME TAXES

     Effective November 1, 1993, the Company adopted the provisions of SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

     Pre-tax income from continuing operations for the years ended October 31 was taxed in the following jurisdictions (in thousands):

                                         1998       1997       1996
                                        -------    -------    -------
Domestic..............................  $60,366    $64,839    $39,991
Foreign...............................   15,345      4,026       (100)
                                        -------    -------    -------
                                        $75,711    $68,865    $39,891
                                        =======    =======    =======

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     The provision for income taxes consisted of the following components as of October 31, (in thousands):

                                                         1998       1997       1996
                                                        -------    -------    -------
Current:
  Federal.............................................  $17,972    $19,122    $14,178
  State...............................................    1,560      4,611      3,598
  Foreign.............................................    5,005      1,573         --
                                                        -------    -------    -------
          Total current...............................   24,537     25,306     17,776
                                                        -------    -------    -------
Deferred (prepaid):
  Federal.............................................     (126)    (1,600)    (2,526)
  State...............................................     (183)      (288)      (490)
                                                        -------    -------    -------
          Total deferred (prepaid), net...............     (309)    (1,888)    (3,016)
                                                        -------    -------    -------
          Total provision for income taxes............  $24,228    $23,418    $14,760
                                                        =======    =======    =======

     The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rates as follows as of October 31, (in thousands):

                                                         1998       1997       1996
                                                        -------    -------    -------
Provision computed at Federal statutory rate..........  $26,499    $24,103    $13,962
State income taxes, net of Federal benefit............    2,498      2,204      2,513
Foreign taxes provided for at rates other than
  U.S. statutory rate.................................     (984)    (3,374)        --
Tax credits...........................................     (530)    (1,239)    (1,795)
Tax exempt interest income............................   (1,590)      (482)      (798)
FSC benefit...........................................     (303)      (550)      (598)
Other.................................................   (1,362)     2,756      1,476
                                                        -------    -------    -------
          Total provision for income taxes............  $24,228    $23,418    $14,760
                                                        =======    =======    =======

     The major components of deferred tax assets and liabilities are as follows as of October 31, (in thousands):

                                                               1998      1997
                                                              ------    ------
Inventory reserves..........................................  $1,613    $1,721
Bad debt reserves...........................................     158       234
Accrued vacation............................................     546       342
Warranty reserves...........................................     823       912
State taxes.................................................   1,024     1,024
Net operating loss carryforward.............................     619       679
Other temporary differences.................................     297       413
                                                              ------    ------
          Total deferred tax assets.........................  $5,080    $5,325
                                                              ======    ======
Deferred tax liabilities -- depreciation....................  ($ 484)   ($ 420)
                                                              ------    ------
          Total deferred tax liabilities....................  ($ 484)   ($ 420)
                                                              ======    ======

     Net operating loss and tax credit carryforwards, all of which resulted from the acquisition of Apex Data, Inc., a Delaware corporation ("Apex"), expire at various dates through 2010. In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% within a three year period results in an annual limitation of the Company's ability to utilize its net operating loss

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES carryforwards from tax periods prior to the ownership change. Accordingly, utilization of net operating loss carryforwards of approximately $1,770,000 for Federal income tax purposes is subject to this annual limitation. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

10. RELATED PARTY TRANSACTIONS

  Research and Development Funding

     In July 1994, the Company paid $30,000 for a warrant to purchase 2,000,000 shares of Series A Preferred Stock of a company in which certain shareholders of the Company and members of its Board of Directors had concurrently purchased a combined 42.8% interest in the affiliate's common stock. The Company has the right to exercise the warrant until January 29, 2000 at $0.05 per warrant share. The Company also entered into a license and supply agreement with the affiliate, whereby the affiliate agreed to supply the Company with 100% of the Company's requirements for certain of the affiliate's product, and the Company agreed to purchase 100% of such requirements from the affiliate. In addition, the affiliate granted to the Company certain license and trademark rights, with respect to the use and modification of the affiliate's product. In exchange, the Company agreed to provide research and development funding to the affiliate in an aggregate amount of $750,000. Prior to fiscal 1996, all agreed upon funding had been paid in full to the affiliate. Pursuant to the affiliate's Series C Preferred Stock financing in June 1998, the Company agreed to amend the termination provisions of the agreement. In general, the license portion of the agreement has no expiration date and all other provisions of the agreement shall continue in effect for a period of 15 years; provided, however, the agreement, including the license portion of the agreement, can be terminated earlier upon certain events including the affiliate's initial public offering.

     In January 1996, the Company and the affiliate entered into an agreement whereby the Company paid an additional $80,000 for a warrant to purchase 2,000,000 shares of Series B Preferred Stock of the affiliate. The Company has the right to exercise the warrant for a period of up to 48 months after the date of issuance at $0.15 per warrant share. The Company and the affiliate also entered into a license and supply agreement similar to that described above but covering different intellectual property. In exchange, the Company provided research and development funding to the affiliate totaling $500,000. Pursuant to the affiliate's Series C Preferred Stock financing in June 1998, the Company agreed to amend the termination provisions of the agreement. In general, the license portion of the agreement has no expiration date and all other provisions of the agreement shall continue in effect for a period of 15 years; provided, however, the agreement, including the license portion of the agreement, can be terminated earlier upon certain events including the affiliate's initial public offering. Concurrently with the Company's purchase of the warrant, certain shareholders of the Company and members of its Board of Directors purchased additional common stock of the affiliate, which increased their interest to 50.0% of the affiliate.

     In April 1996, certain shareholders of the Company and members of its Board of Directors purchased additional common stock of the affiliate from other shareholders of the affiliate. As of October 31, 1998, certain shareholders of the Company and members of its Board of Directors have a 40.2% interest in the affiliate.

     During fiscal 1998, the Company paid approximately $200,000 to the affiliate for its products. As of October 31, 1997, the affiliate owed the Company approximately $7,600 on a note bearing interest at 10% per annum and payable in full by April 1998. As of October 31, 1998, no amount was owed to the Company from the affiliate.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

  Note Receivable from Shareholder

     On November 15, 1993, a former officer of the Company borrowed $146,250 from the Company. The debt arose from the issuance and sale of shares of the common stock of Apex to the officer prior to the acquisition of Apex. The loan, which is unsecured, bears interest at a rate of 6.5% per annum, and is payable in annual interest-only installments through November 15, 1998, when the principal balance is due in full. As of October 31, 1998, the officer owed the Company approximately $71,500 under this loan.

  Stock Option Grant

     On August 31, 1995, pursuant to the 1989 Stock Plan, the Company granted a nonstatutory stock option exercisable for 60,000 shares of common stock to one of the Company's directors. The stock option exercise price is $3.50 per share and vests at the rate of 1/36th of the shares on the first day of each calendar month.

11. EXPORT SALES, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC DATA

     The Company operates in a single industry segment. The Company markets its products in the United States (which includes Puerto Rico) and in foreign countries through its sales personnel, independent sales representatives and distributors. The Company's geographic sales as a percent of net sales were as follows for the years ended October 31,:

                                                              1998    1997    1996
                                                              ----    ----    ----
United States...............................................   70%     82%     92%
International...............................................   30      18       8
                                                              ---     ---     ---
          Total.............................................  100%    100%    100%
                                                              ===     ===     ===

     A relatively small number of customers have accounted for a significant percentage of the Company's net sales. Sales to major customers as a percentage of net sales were as follows for the years ended October 31,:

                                                              1998    1997    1996
                                                              ----    ----    ----
Compaq Computer Corporation.................................   62%     53%      *
Cisco Systems, Inc..........................................    *      12%     19%
Hewlett-Packard Company.....................................    *      11%     15%
IBM Corporation.............................................    *       *      12%

---------------
* Less than 10%

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company's operations by geographic area for each of the three years in the period ended October 31, 1998 were as follows (in thousands):

                                                                   ADJUSTMENTS
                                              UNITED     UNITED        AND
                                              STATES    KINGDOM    ELIMINATIONS   CONSOLIDATED
                                             --------   --------   ------------   ------------
1998
Revenues:
Customers..................................  $511,554   $203,097     $     --       $714,651
Intercompany...............................    18,001      1,484      (19,485)            --
                                             --------   --------     --------       --------
                                             $529,555   $204,581     $(19,485)      $714,651
                                             ========   ========     ========       ========
Income from operations.....................  $ 49,521   $ 19,151     $    (26)      $ 68,646
                                             ========   ========     ========       ========
          Total identifiable assets........  $306,121   $ 63,366     $   (495)      $368,992
                                             ========   ========     ========       ========
1997
Revenues:
Customers..................................  $595,942   $ 98,733     $     --       $694,675
Intercompany...............................    19,262         --      (19,262)            --
                                             --------   --------     --------       --------
                                             $615,204   $ 98,733     $(19,262)      $694,675
                                             ========   ========     ========       ========
Income from operations.....................  $ 61,101   $  5,398     $      2       $ 66,501
                                             ========   ========     ========       ========
          Total identifiable assets........  $269,121   $ 58,941     $    (77)      $327,985
                                             ========   ========     ========       ========
1996
Revenues:
Customers..................................  $397,237   $  4,537     $     --       $401,774
Intercompany...............................     7,694         --       (7,694)            --
                                             --------   --------     --------       --------
                                             $404,931   $  4,537     $ (7,694)      $401,774
                                             ========   ========     ========       ========
Income (loss) from operations..............  $ 37,945   $   (279)    $    (13)      $ 37,653
                                             ========   ========     ========       ========
          Total identifiable assets........  $165,310   $  6,936     $    (61)      $172,185
                                             ========   ========     ========       ========

     Intercompany sales and transfers are accounted for based on established intercompany sales prices. The Company's Malaysian subsidiary was not material to the Company's fiscal 1998 consolidated results of operations.

12. LITIGATION

     The Company and certain of its officers and directors have been named as defendants in six securities class action lawsuits filed in the United States District Court for the Northern District of California, Boren v. SMART Modular Technologies, Inc., et al., No. C 98 20692 JW (PVT) (filed July 1, 1998), Woszczak v. SMART Modular Technologies, Inc., et al., No. C 98 2617 JL (filed July 2, 1998), Bisson v. SMART Modular Technologies, Inc., et al., No. C 98 20714 JF (filed July 8, 1998), D'Amato v. SMART Modular Technologies, Inc., et al., No. C 98 2804 PJH (filed July 16, 1998), Cha v. SMART Modular Technologies, Inc., et al., No. C 98 2833 BZ (filed July 17, 1998) and Chang v. SMART Modular Technologies, Inc., et al., No. C 98 3151 SI (filed August 13, 1998) (collectively, the "Federal Actions"). The plaintiffs in the Federal Actions allege that defendants made material misrepresentations and omissions during the period from July 1, 1997 through May 21, 1998 in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Federal Actions were consolidated on October 9, 1998, and a consolidated complaint was filed on November 30, 1998 (the "Federal Complaint").

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     On October 22, 1998, a putative securities class action lawsuit, captioned Reagan v. SMART Modular Technologies, Inc., et al., Case No. H204162-5 (the "State Complaint"), was filed against the Company and certain of its officers and directors in the Superior Court of the State of California, County of Alameda. The State Complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages on behalf of a purported class of purchasers of SMART common stock during the period from July 1, 1997 through May 21, 1998. The factual allegations of the State Complaint are nearly identical to the factual allegations contained within the Federal Complaint.

     The Company believes that all claims related to the state and federal securities actions are without merit and intends to defend itself vigorously against these actions. Currently, the Company is unable to estimate the financial impact of the state and federal securities actions.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SMART Modular Technologies, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated November 18, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                 /s/ ARTHUR ANDERSEN LLP

                                          --------------------------------------
                                                   Arthur Andersen LLP

San Jose, California
November 18, 1998

                                  SCHEDULE II

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                                    BALANCE AT    CHARGED TO                  BALANCE
                                                    BEGINNING     COSTS AND                   AT END
                   DESCRIPTION                       OF YEAR       EXPENSES     DEDUCTIONS    OF YEAR
                   -----------                      ----------    ----------    ----------    -------
Year ended October 31, 1996
  Allowance for doubtful accounts.................     $443          $349         $(209)       $583
  Allowance for future returns....................     $ 68          $ 75         $  --        $143
Year ended October 31, 1997
  Allowance for doubtful accounts.................     $583          $207         $(121)       $669
  Allowance for future returns....................     $143          $ --         $  --        $143
Year ended October 31, 1998
  Allowance for doubtful accounts.................     $669          $571         $(669)       $571
  Allowance for future returns....................     $143          $ --         $  --        $143

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                   SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               YEAR ENDED OCTOBER 31, 1998
                                        -----------------------------------------
                                         FIRST      SECOND     THIRD      FOURTH
                                        QUARTER    QUARTER    QUARTER    QUARTER
                                        --------   --------   --------   --------
Net Sales.............................  $202,840   $181,421   $150,406   $179,984
Gross Profit..........................    35,082     31,107     24,379     28,804
Net Income............................    16,422     13,962      9,131     11,968
Diluted Net Income Per Share..........  $   0.35   $   0.30   $   0.20   $   0.26

                                               YEAR ENDED OCTOBER 31, 1997
                                        -----------------------------------------
                                         FIRST      SECOND     THIRD      FOURTH
                                        QUARTER    QUARTER    QUARTER    QUARTER
                                        --------   --------   --------   --------
Net Sales.............................  $131,612   $143,652   $201,923   $217,488
Gross Profit..........................    22,631     24,141     30,876     34,512
Net Income............................     8,710      9,468     12,452     14,817
Diluted Net Income Per Share..........  $   0.20   $   0.22   $   0.29   $   0.32

                        SMART MODULAR TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                               INDEX TO EXHIBITS

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
  NUMBER                               EXHIBITS                              PAGE NO.
----------                             --------                            ------------
   2.1(1)    Agreements and Plan of Reorganization among the Registrant,
             Apex Data, Inc. and SMART Acquisition Inc. dated April 24,
             1995........................................................
   3.1(7)    Registrant's Amended and Restated Articles of
             Incorporation...............................................
   3.2(1)    Registrant's Amended Bylaws.................................
   4.1(1)    Registration Rights Agreement dated July 26, 1995...........
   4.2(1)    Registrant's specimen stock certificate.....................
   4.3(3)    Termination to the Registration Rights Agreement dated July
             26, 1995....................................................
  10.1(1)    1989 Incentive Stock Plan, as amended, and forms of
             agreements attached thereto.................................
  10.2(1)    1995 Employee Stock Purchase Plan, and forms of agreements attached thereto............................................
  10.3(1)    1995 Director Option Plan, and forms of agreements attached thereto.....................................................
  10.4(1)    1995 Stock Plan, and forms of agreements attached thereto...
  10.5(1)    Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees...
  10.6(1)    Standard Triple Net Industrial Lease between the Registrant and Pactel Properties dated November 18, 1991...............
  10.7(1)    First Amendment to Lease between the Registrant and Pactel
             Properties dated July 19, 1993..............................
  10.8(1)    Second Amendment to Lease between the Registrant and Riggs
             National Bank of Washington, D.C. as Trustee of the
             Multi-Employer Property Trust Northport Business Park, a
             National Banking Association dated May 31, 1994.............
  10.9(1)    Third Amendment to Lease between the Registrant and Riggs
             National Bank of Washington, D.C. as Trustee of the
             Multi-Employer Property Trust Northport Business Park, a
             National Banking Association dated November 1994............
  10.10(1)   Standard Triple Net Industrial Lease between the Registrant and Riggs National Bank of Washington, D.C., as Trustee of
             the Multi-Employer Property Trust, dated June 18, 1995......
  10.11(1)   Lease Contract between the Registrant and The Puerto Rico
             Industrial Development Company dated April 24, 1995.........
  10.12(1)   Note, Loan and Security Agreement between the Registrant and
             Merrill Lynch Business Financial Services Inc. dated May 19,
             1993........................................................
  10.13(1)   Letter Agreement between the Registrant and Merrill Lynch
             Business Financial Services Inc. dated December 28, 1994....
  10.14(1)   Letter Agreement between the Registrant and Merrill Lynch
             Business Financial Services Inc. dated June 27, 1995........
  10.15(1)   Intercreditor Agreement among the Registrant, Merrill Lynch
             Business Financial Services Inc. and Imperial Bank dated
             June 27, 1995...............................................
  10.16(1)   Security and Loan Agreement between the Registrant and
             Imperial Bank dated July 19, 1995...........................

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
  NUMBER                               EXHIBITS                              PAGE NO.
----------                             --------                            ------------
 *10.17(1)   License and Supply Agreement between the Registrant and
             Krypton Isolation, Inc. dated July 22, 1994.................
  10.18(1)   Warrant Purchase Agreement between the Registrant and
             Krypton Isolation, Inc. dated July 27, 1994.................
  10.19(1)   Holders' Agreement dated July 27, 1994 by and among Krypton
             Isolation, Inc. and certain individuals and entities
             identified on Exhibit A attached thereto....................
  10.20(1)   Common Stock Purchase Agreement dated July 27, 1994 by and among Krypton Isolation, Inc. and the individuals identified on Exhibit A attached thereto...............................
  10.21(1)   First Amendment to the Krypton Isolation, Inc. Warrant to
             Purchase 2,000,000 Shares of Series A Preferred Stock
             between the Registrant and Krypton Isolation, Inc. dated
             October 24, 1995............................................
  10.22(1)   Letter of Intent dated as of October 24, 1995 by and among
             Krypton Isolation, Inc., the Registrant and certain
             individuals identified on the signature pages thereto.......
**10.23(2)   License and Supply Agreement between the Registrant and
             Krypton Isolation, Inc. dated January 29, 1996..............
  10.24(2)   Warrant Purchase Agreement between the Registrant and
             Krypton Isolation, Inc. dated January 29, 1996..............
  10.25(2)   First Amended and Restated Holders' Agreement dated January
             29, 1996 by and among Krypton Isolation, Inc. and certain
             individuals and entities identified on Exhibit A attached
             thereto.....................................................
  10.26(2)   Common Stock Agreement dated January 29, 1996 by and among
             Krypton Isolation, Inc. and the entities identified on
             Exhibit A attached thereto..................................
  10.27(2)   First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated January 29,
             1996........................................................
  10.28(3)   1989 Incentive Stock Plan, as amended, dated March 25,
             1996........................................................
  10.29(4)   Fourth Amendment to Lease between the Registrant and Riggs
             Bank N.A. dated September 27, 1996..........................
  10.30(5)   Revolving Line of Credit Note between the Registrant and
             Wells Fargo Bank, National Association dated May 29, 1997...
  10.31(5)   Credit Agreement between the Registrant and Wells Fargo
             Bank, National Association dated May 29, 1997...............
  10.32(5)   Subfeature Note between the Registrant and Wells Fargo Bank,
             National Association dated May 29, 1997.....................
  10.33(6)   Lease Contract between the Registrant and The Puerto Rico
             Industrial Development Company dated October 9, 1997........
  10.34(6)   Second Amendment to the Krypton Isolation, Inc. Warrant to
             Purchase 2,000,000 Shares of Series A Preferred Stock
             between the Registrant and Krypton Isolation, Inc. dated
             January 21, 1998............................................
  10.35(7)   Revolving Line of Credit Note between the Registrant and
             Wells Fargo Bank, National Association dated May 1, 1998....
  10.36(7)   Credit Agreement between the Registrant and Wells Fargo
             Bank, National Association dated May 1, 1998................
  10.37(7)   Subfeature Note between the Registrant and Wells Fargo Bank,
             National Association dated May 1, 1998......................

                                                                           SEQUENTIALLY
 EXHIBIT                                                                     NUMBERED
  NUMBER                               EXHIBITS                              PAGE NO.
----------                             --------                            ------------
  10.38(8)   Sublease Contract between the Registrant and Philips
             Consumer Communications, L.P. dated June 30, 1998...........
  10.39      First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated June 22,
             1998........................................................
  10.40      Second Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated June 22,
             1998........................................................
  16.1(1)    Letter Regarding Change in Certifying Accountant............
  16.2(1)    Letter Regarding Change in Certifying Accountant............
  16.3(1)    Letter Regarding Change in Certifying Accountant............
  16.4(1)    Letter Regarding Change in Certifying Accountant............
  21.1       Subsidiaries of the Registrant..............................
  23.1       Consent of Independent Public Accountants...................
  24.1       Power of Attorney (included on page 36).....................
  27.1       Financial Data Schedule for the Year Ended October 31,
             1998........................................................

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

(8) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q filed September 11, 1998.

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