Form 10-Q
period 1999-01-31
SMART MODULAR TECHNOLOGIES INC
filed 1999-03-17
CIK 1001840

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

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999,

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At February 28, 1999, there were 45,178,468 shares of the Registrant's common stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SMART MODULAR TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets --
           As of January 31, 1999 and October 31, 1998...............    3
         Consolidated Condensed Statements of Income --
           For the Three Months Ended January 31, 1999 and 1998......    4
         Consolidated Condensed Statements of Cash Flows --
           For the Three Months Ended January 31, 1999 and 1998......    5
         Notes to Consolidated Condensed Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................   22

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   23
Item 2.  Changes in Securities.......................................   23
Item 3.  Defaults upon Senior Securities.............................   23
Item 4.  Submission of Matters to a Vote of Security Holders.........   23
Item 5.  Other Information...........................................   23
Item 6.  Exhibits and Reports on Form 8-K............................   23
Signatures...........................................................   24

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              JANUARY 31,    OCTOBER 31,
                                                                 1999           1998
                                                              -----------    -----------
Current Assets:
  Cash and cash equivalents.................................   $ 75,136       $ 75,478
  Short term investments....................................     83,507         99,822
  Accounts receivable, net..................................    133,705         89,203
  Inventories...............................................     53,352         40,138
  Deferred income taxes.....................................      5,080          5,080
  Prepaid expenses and other................................     10,392         10,262
                                                               --------       --------
          Total current assets..............................    361,172        319,983
Property and equipment, net.................................     47,169         47,920
Other.......................................................      1,060          1,089
                                                               --------       --------
          Total assets......................................   $409,401       $368,992
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................   $ 87,194       $ 64,335
  Accrued bonuses...........................................      1,466          4,545
  Other accrued expenses....................................      7,905          8,255
  Income taxes payable......................................     15,040         11,557
                                                               --------       --------
          Total current liabilities.........................    111,605         88,692
Long-term Liabilities:
  Deferred income taxes and other...........................        668            679
                                                               --------       --------
          Total liabilities.................................    112,273         89,371
                                                               --------       --------
Shareholders' Equity:
  Common stock, no par value
     Authorized -- 200,000,000 shares
     Outstanding -- 45,228,140 and 44,714,589 shares,
      respectively..........................................    138,348        132,941
Retained earnings...........................................    158,780        146,680
                                                               --------       --------
          Total shareholders' equity........................    297,128        279,621
                                                               --------       --------
          Total liabilities and shareholders' equity........   $409,401       $368,992
                                                               ========       ========

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999        1998
                                                              --------    --------
Net sales...................................................  $264,088    $202,840
Cost of sales...............................................   234,091     167,758
                                                              --------    --------
Gross profit................................................    29,997      35,082
                                                              --------    --------
Operating Expenses:
Research and development....................................     2,456       2,146
Sales, general and administrative...........................    11,500      10,706
                                                              --------    --------
          Total operating expenses..........................    13,956      12,852
                                                              --------    --------
Income from operations......................................    16,041      22,230
Other income, net...........................................     1,745       1,927
                                                              --------    --------
Income before provision for income taxes....................    17,786      24,157
Provision for income taxes..................................     5,686       7,735
                                                              --------    --------
Net income..................................................  $ 12,100    $ 16,422
                                                              ========    ========
Diluted net income per share................................  $   0.26    $   0.35
                                                              ========    ========
Weighted average common and common equivalent shares
  outstanding...............................................    47,170      47,216
                                                              ========    ========
Basic net income per share..................................  $   0.27    $   0.39
                                                              ========    ========
Weighted average common shares outstanding..................    44,983      42,472
                                                              ========    ========

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JANUARY 31,
                                 (IN THOUSANDS)

                                                                1999        1998
                                                              --------    --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........  $(17,013)   $ 20,570
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale...............   (62,532)    (44,888)
  Maturities of investments available-for-sale..............    78,847       3,900
  Purchases of property and equipment.......................    (2,571)     (9,677)
  Proceeds from sale of property and equipment..............        --          23
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................    13,744     (50,642)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit..............................    16,000          --
  Payments on line of credit................................   (16,000)         --
  Payments of capital lease obligations.....................       (94)       (340)
  Proceeds from sale of common stock........................     4,244       1,028
  Purchases of common stock.................................    (1,223)         --
                                                              --------    --------
          Net cash provided by financing activities.........     2,927         688
                                                              --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (342)    (29,384)
CASH AND CASH EQUIVALENTS, beginning of period..............    75,478     111,331
                                                              --------    --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 75,136    $ 81,947
                                                              ========    ========

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The Interim Consolidated Condensed Financial Statements of SMART Modular Technologies, Inc., a California corporation, and subsidiaries (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These Interim Consolidated Condensed Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's fiscal 1998 Report on Form 10-K as filed with the Securities and Exchange Commission on January 29, 1999.

     The Interim Consolidated Condensed Financial Statements for the first quarter of fiscal 1999 reflect, in the opinion of management, all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such period. The Interim Consolidated Condensed Financial Statements for fiscal 1998 are provided for information purposes only. The results of operations for the three month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 31, 1999, or any other future periods.

  Revenue Recognition

     Revenue is recognized upon shipment to the customer. The Company provides for estimated future returns for inventory rebalancing, stock rotation, established price protection arrangements and the estimated costs of warranty at the time of sale.

  Net Income Per Share

     The Company computes net income per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of operations is presented. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of stock options (using the treasury stock method) and are excluded from the computation of diluted net income per share if their effect is anti-dilutive.

     The following table reconciles the amounts used in the computation of basic and diluted net income per share (in thousands, except per share data):

                                                           THREE MONTHS ENDED
                                                              JANUARY 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Net income available to common shareholders..............  $12,100    $16,422
                                                           =======    =======
Diluted net income per share:
  Weighted average common shares outstanding.............   44,983     42,472
  Weighted average common stock options outstanding......    2,187      4,744
                                                           -------    -------
          Total weighted average common and common
            equivalents outstanding......................   47,170     47,216
                                                           =======    =======
          Diluted net income per share...................  $  0.26    $  0.35
                                                           =======    =======
Basic net income per share:
  Weighted average common shares outstanding.............   44,983     42,472
                                                           -------    -------
          Total weighted average common shares
            outstanding..................................   44,983     42,472
                                                           =======    =======
          Basic net income per share.....................  $  0.27    $  0.39
                                                           =======    =======

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its individual components. The statement requires the disclosure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Effective November 1, 1998, the Company adopted the provisions of SFAS No. 130. For the three months ended January 31, 1999 and 1998, the Company had no material differences between net income and comprehensive income. Accordingly, comprehensive income is the same as net income for all periods presented.

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

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                                        JANUARY 31,    OCTOBER 31,
                                                           1999           1998
                                                        -----------    -----------
Raw materials.........................................    $32,540        $24,210
Work-in-process.......................................      9,140          7,379
Finished goods........................................     11,672          8,549
                                                          -------        -------
          Total.......................................    $53,352        $40,138
                                                          =======        =======

 2. LINE OF CREDIT:

     In June 1997, the Company entered into an unsecured revolving bank line of credit agreement that expires in May 1999. Borrowings under this agreement are limited to $20.0 million and bear interest at either the bank's prime rate (7.8% at January 31, 1999) or a spread over LIBOR (5.0% at January 31, 1999), at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants. As of January 31, 1999 and October 31, 1998, no borrowings were outstanding under this agreement.

 3. STOCK REPURCHASE:

     On May 25, 1998, the Company's Board of Directors authorized the repurchase from time to time of up to 4,000,000 shares of the Company's Common Stock through open market purchases. During the fiscal year ended October 31, 1998, the Company repurchased 620,000 shares of its Common Stock in the open market at an average purchase price of $14.80 per share and a total cost of approximately $9.2 million. During the first quarter of fiscal 1999, the Company repurchased 50,000 shares of its Common Stock in the open market at an average purchase price of $24.46 per share and a total cost of approximately $1.2 million.

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

     On October 22, 1998, a putative securities class action lawsuit, captioned Reagan v. SMART Modular Technologies, Inc., et al., Case No. H204162-5 (the "State Complaint"), was filed against the Company and certain of its officers and directors in the Superior Court of the State of California, County of Alameda (the "Superior Court"). The State Complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages on behalf of a purported class of purchasers of SMART common stock during the period from July 1, 1997 through May 21, 1998. The factual allegations of the State Complaint are nearly identical to the factual allegations contained within the Federal Complaint. On February 22, 1999, the Superior Court granted the Company's motion to stay the State Complaint pending the resolution of the Federal Complaint.

     The Company believes that all claims related to the state and federal securities actions are without merit and intends to defend itself vigorously against these actions. Currently, the Company is unable to estimate the financial impact of the state and federal securities actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to other areas of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the fourth and sixth paragraphs of the Overview Section, the Gross Profit Section, the Research and Development Section, the Sales, General and Administrative Section, the Provision for Income Taxes Section and the first and third paragraphs of the Liquidity and Capital Resources Section contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results." In particular, note the factors entitled "Significant Customer Concentration," "Product Concentration; Dependence on Memory Market," "Dependence on Semiconductor, Computer, Telecommunications and Networking Industries," "Intense Competition," "Fluctuations in Operating Results," "Dependence on Sole or Limited Sources of Supply," "Rapid Technological Change" and "International Sales." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

OVERVIEW

     The Company commenced operations in 1989 and initially focused on the design and manufacture of standard memory modules for OEMs and semiconductor manufacturers. Standard memory modules implement industry standard specifications, primarily utilize DRAM and are designed to be incorporated into a wide variety of electronic equipment. In 1991, the Company expanded its design, manufacturing and marketing efforts to offer specialty memory modules and PC card memory products. The Company expanded its PC card communication product line through the acquisition of Apex Data, Inc. ("Apex") in July 1995. The Company further expanded its product line to include embedded computer modules through the acquisition of RISQ Modular Systems, Inc. ("RISQ") in July 1996.

     Over the last eight fiscal quarters, SMART's gross margin has ranged from 11.4% to 17.3%. One of the primary factors affecting gross margin has been the proportion of the Company's memory products manufactured on either a turnkey or consignment basis. Products manufactured on a turnkey basis are designed and manufactured by the Company with purchased memory devices. Products manufactured on a consignment basis are generally designed and manufactured by the Company with memory devices which are owned and supplied by the customer. While products manufactured on a turnkey basis typically have lower gross margin than products manufactured on a consignment basis, products manufactured on a turnkey basis generally contribute greater net sales and higher gross profit per unit than products manufactured on a consignment basis. Currently, a substantial majority of the Company's net sales is derived from sales of products manufactured on a turnkey basis.

     The other primary factors affecting the Company's gross margin have been the mix between sales of specialty memory modules, standard memory modules, communication card products and embedded computer modules as well as changes in average memory densities used in the Company's memory products. Currently, a significant majority of the Company's net sales are derived from the sales of standard memory modules which typically have lower gross margin than the Company's specialty memory modules. The Company's embedded computer modules currently generate the Company's highest gross margin, followed by the Company's PC card communication products. Both of these product lines currently contribute a relatively small portion of the Company's net sales.

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

     The Company primarily sells its products to OEMs and semiconductor manufacturers in the computer, networking and telecommunications industries. A relatively small number of customers have accounted for a significant percentage of the Company's net sales. For fiscal 1998, fiscal 1997 and fiscal 1996, the Company's ten largest customers accounted for 87%, 86% and 71% of net sales, respectively. For fiscal 1998, the Company's largest customer was Compaq Computer Corporation ("Compaq"), which accounted for 62% of net sales. For fiscal 1997, the Company's three largest customers were Compaq, Cisco Systems, Inc. ("Cisco") and Hewlett-Packard Company ("Hewlett-Packard"), which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM Corporation ("IBM"), which accounted for 19%, 15% and 12% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales.

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

RESULTS OF OPERATIONS:

     The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales:

                                                               THREE MONTHS
                                                                  ENDED
                                                               JANUARY 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Net sales...................................................  100.0%   100.0%
Cost of sales...............................................   88.6     82.7
                                                              -----    -----
Gross profit................................................   11.4     17.3
Operating expenses:
  Research and development..................................    0.9      1.1
  Sales, general and administrative.........................    4.4      5.3
                                                              -----    -----
          Total operating expenses..........................    5.3      6.3
                                                              -----    -----
Income from operations......................................    6.1     11.0
Other income, net...........................................    0.7      1.0
                                                              -----    -----
Income before provision for income taxes....................    6.7     11.9
Provision for income taxes..................................    2.2      3.8
                                                              -----    -----
Net income..................................................    4.6%     8.1%
                                                              =====    =====

  Net Sales

     Net sales consist of sales of specialty and standard memory products, PC cards, embedded computer modules and communication card products, less returns and discounts. Net sales for the first quarter of fiscal 1999 increased 30.2% to $264.1 million from $202.8 million for the same period of fiscal 1998. The increase in net sales for the three months ended January 31, 1999 was primarily due to an increase in the average memory densities incorporated into the Company's standard memory products as compared to the same period of fiscal 1998. In addition, an increase in net sales of communication card products further contributed to the increase in net sales as compared to the same period of fiscal 1998. These increases were partially offset by a decrease in net sales of specialty memory products as compared to the first quarter of fiscal 1998.

  Gross Profit

     Cost of sales includes the costs of semiconductor devices and other components and materials purchased by the Company for its products, as well as the direct labor and overhead costs associated with manufacturing. Gross profit decreased 14.5% to $30.0 million for the first quarter of fiscal 1999 from $35.1 million for the same period of fiscal 1998. Gross margin decreased to 11.4% for the first quarter of fiscal 1999 from 17.3% for the comparable period of fiscal 1998. The decrease in gross margin for the first quarter of fiscal 1999 was principally due to an increase in the proportion of the Company's products manufactured on a turnkey basis versus those manufactured on a consignment basis as compared to the same period of fiscal 1998. Gross margin also decreased due to certain ramp-up costs associated with the introduction of a new communication card product. An increase in the proportion of the Company's net sales derived from its higher density standard memory products further contributed to the decrease in gross margin as compared to the same period of fiscal 1998. The Company expects gross margin to continue to be affected in future periods by, among other things, changes in the cost of memory devices used in the production of the Company's products, changes in the sales mix of the Company's products and changes in the proportion of products manufactured on a turnkey basis versus those manufactured on a consignment basis.

  Research and Development

     Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Research and development expenses increased 14.4% to

$2.5 million for the first quarter of fiscal 1999 from $2.1 million during the same period of fiscal 1998 and totaled 0.9% and 1.1% of net sales for the first quarter of fiscal 1999 and fiscal 1998, respectively. The Company expects that its research and development expenses will increase in absolute dollars in future periods to the extent that the Company expands its research and development efforts.

  Sales, General and Administrative

     Sales, general and administrative expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. Sales, general and administrative expenses incurred during the first quarter of fiscal 1999 totaled $11.5 million, representing an increase of 7.4% from $10.7 million for the same period of fiscal 1998. Sales, general and administrative expenses totaled 4.4% and 5.3% of net sales for the first quarter of fiscal 1999 and fiscal 1998, respectively. The increases in sales, general and administrative expenses in absolute dollars for the three months ended January 31, 1999 was due in part to growth in the Company's staffing and infrastructure, particularly in its international operations. The Company expects that its sales, general and administrative expenses will increase in absolute dollars in future periods to the extent that the Company expands its staffing, information systems and other systems and personnel in connection with the expansion of the Company's infrastructure.

  Other Income, Net

     Other income, net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its line of credit and interest paid on certain capital lease obligations. Interest income results from investment of cash balances. As compared to the same period of fiscal 1998, interest income earned during the three months ended January 31, 1999 decreased due to a reduction in cash available for investment resulting from an increase in the proportion of the Company's working capital being used to finance higher net sales as compared to the same period of fiscal 1998.

  Provision for Income Taxes

     Provisions for income taxes were $5.7 million and $7.7 million for the first quarter of fiscal 1999 and fiscal 1998, respectively, resulting in an effective tax rate of 32.0% in both periods. The Company expects its effective tax rate in future periods to be affected by, among other things, changes in the proportion of income contributed to the Company by its foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, SMART has used funds generated primarily from operations, certain borrowings, capital leases and equity financings to support its operations, acquire capital equipment and finance inventory and accounts receivable. For the first three months of fiscal 1999, the Company used cash from operating activities totaling $17.0 million. For the first three months of fiscal 1998, the Company generated cash from operating activities totaling $20.6 million. The decrease in cash provided by operating activities primarily resulted from a reduction in net income generated during the period, an increase in accounts receivable and inventories, and a decrease in accrued bonuses. The decrease in cash provided by operations was partially offset by increases in accounts payable, depreciation on capital equipment and income taxes payable. At January 31, 1999, the Company had $158.6 million in cash, cash equivalents and short-term investments, and $249.6 million in working capital. At October 31, 1998, the Company had $175.3 million in cash, cash equivalents and short-term investments and $231.3 million in working capital. The Company primarily funds its liquidity requirements from utilization of existing cash balances and amounts borrowed under its existing line of credit. The Company expects to fund any future liquidity requirements from a combination of available cash balances and certain short-term borrowings under its line of credit. The Company currently anticipates that its working capital requirements will continue to increase in future periods to the extent that the Company's operations continue to expand.

     The Company has a revolving line of credit agreement (the "Credit Line") with a term expiring in May 1999. Borrowings under the Credit Line are limited to $20.0 million. Borrowings under the Credit Line bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants. As of January 31, 1999, the Company was in compliance with all covenants related to the line of credit. The Credit Line is unsecured and no borrowings were outstanding under the Credit Line as of January 31, 1999.

     Capital expenditures totaled $2.6 million for the first quarter of fiscal 1999 and $33.3 million for the fiscal year ended October 31, 1998. These expenditures were primarily for manufacturing and test equipment and the expansion of the Company's existing manufacturing operations. SMART anticipates spending between $35.0 million and $40.0 million on capital expenditures during all of fiscal 1999 related to the continued expansion of the Company's manufacturing operations and related equipment.

     SMART has entered into certain capital lease arrangements. The outstanding principal on these obligations was approximately $82,000 and $176,000 at January 31, 1999 and October 31, 1998, respectively.

     On May 25, 1998, the Company's Board of Directors authorized the repurchase from time to time of up to 4,000,000 shares of the Company's Common Stock through open market purchases. During the fiscal year ended October 31, 1998, the Company repurchased 620,000 shares of its Common Stock in the open market at an average purchase price of $14.80 per share and a total cost of approximately $9.2 million. During the first quarter of fiscal 1999, the Company repurchased 50,000 shares of its Common Stock in the open market at an average purchase price of $24.46 per share and a total cost of approximately $1.2 million.

  Year 2000 Readiness Disclosure; Information Technology Transition

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning with 21st century dates, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company has licensed a new management information system that is Year 2000 compliant. In February 1999, the Company replaced its existing management information system at its headquarters in Fremont, California with the new management information system. By mid 1999, the Company intends to replace its existing management information systems at its other worldwide facilities with the new information system. The implementation of the new system will impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of the new system and transition from the existing system to the new system will require substantial financial resources, time and personnel. There can be no assurance that the new system will be completely implemented in time to avoid any Year 2000 compliance problems, or that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly during the periods in which the new system is brought online. The new system will be centrally operated from one location for all of the Company's facilities worldwide. Each of the Company's facilities will remotely access the new system via a wide area network. There can be no assurance that the Company will not experience interruption of use of the new system due to telecommunications problems or otherwise that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's net sales and gross margin have varied and will continue to vary significantly based on a variety of factors, including the mix of products sold, the manufacturing services provided, the average memory densities incorporated into the Company's memory products, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's products have declined in the past and the Company expects that prices could continue to decline in the future. In particular, during fiscal 1998, the selling prices of the Company's products declined due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, a continued decline in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has licensed a new management information system that is Year 2000 compliant. In February 1999, the Company replaced its existing management information system at its headquarters in Fremont, California with the new management information system. By mid 1999, the Company intends to replace its existing management information systems at its other worldwide facilities with the new information system. The implementation of the new system will impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of the new system and transition from the existing system to the new system will require substantial financial resources, time and personnel. There can be no assurance that the new system will be completely implemented in time to avoid any Year 2000 compliance problems, or that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly during the periods in which the new system is brought online. The new system will be centrally operated from one location for all of the Company's facilities worldwide. Each of the Company's facilities will remotely access the new system via a wide area network. There can be no assurance that the Company will not experience interruption of use of the new system due to telecommunications problems or otherwise that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Year 2000 Readiness Disclosure; Information Technology Transition

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning with 21st century dates, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company has licensed a new management information system that is Year 2000 compliant. In February 1999, the Company replaced its existing management information system at its headquarters in Fremont, California with the new management information system. By mid 1999, the Company intends to replace its existing management information systems at its other worldwide facilities with the new information system. The implementation of the new system will impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of the new system and transition from the existing system to the new system will require substantial financial resources, time and personnel. There can be no assurance that the new system will be completely implemented in time to avoid any Year 2000 compliance problems, or that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly during the periods in which the new system is brought online. The new system will be centrally operated from one location for all of the Company's facilities worldwide. Each of the Company's facilities will remotely access the new system via a wide area network. There can be no assurance that the Company will not experience interruption of use of the new system due to telecommunications problems or otherwise that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Uncertainty Regarding Protection of Proprietary Rights

     In the semiconductor, computer, telecommunications and networking industries, it is typical for companies to receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. The Company is currently being sued by a party who alleges that certain of the Company's communication card products have infringed and continue to infringe upon the party's intellectual property rights. The Company is also currently being sued by a party who alleges that the Company's manufacturing operations and processes have infringed and continue to infringe upon the party's intellectual property rights. Moreover, the Company has been and may from time to time continue to be notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by other third parties. There can be no assurance that these or other companies will not in the future pursue claims against the Company with respect to the alleged infringement of patents, copyrights or other intellectual property rights. In addition, litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. The current litigation or any other litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that additional infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future. The Company has entered into license agreements in the past regarding certain alleged infringement claims asserted by third parties. In response to the current litigation or if any other claims or actions are asserted against the Company, the Company may again seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. The failure to obtain a license under a patent or intellectual property right from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products. In addition, should the Company decide to litigate the current claims or such other claims, such litigation could be extremely expensive and time consuming and could materially and adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio as of October 31, 1998 (in thousands):

                                   1999      2000     2001   2002   2003   THEREAFTER    TOTAL
                                 --------   -------   ----   ----   ----   ----------   --------
CASH EQUIVALENTS AND SHORT-TERM
  INVESTMENTS:
  Fixed-rate investments.......  $113,061   $20,885   $ --   $ --   $ --      $ --      $133,946
  Average interest rate........      3.93%     4.19%    --     --     --        --          3.97%

     As of January 31, 1999, there were no changes in the Company's investment portfolio that would materially impact the Company's exposure to interest rate risk.

  Foreign Currency Exchange Risk

     The Company transacts business in various foreign countries. The Company's primary foreign currency cash flows are in certain European countries. As of January 31, 1999 and October 31, 1998, the Company did not employ a foreign currency hedge program with respect to transactions and expenditures originating in these or any other foreign countries. The Company believes that its foreign currency exchange risk is currently immaterial.

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

     On October 22, 1998, a putative securities class action lawsuit, captioned Reagan v. SMART Modular Technologies, Inc., et al., Case No. H204162-5 (the "State Complaint"), was filed against the Company and certain of its officers and directors in the Superior Court of the State of California, County of Alameda (the "Superior Court"). The State Complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages on behalf of a purported class of purchasers of SMART common stock during the period from July 1, 1997 through May 21, 1998. The factual allegations of the State Complaint are nearly identical to the factual allegations contained within the Federal Complaint. On February 22, 1999, the Superior Court granted the Company's motion to stay the State Complaint pending the resolution of the Federal Complaint.

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

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     For a list of exhibits to this Form 10-Q see the exhibit index located on pages 25-27.

     (b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended January 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          SMART MODULAR TECHNOLOGIES, INC.

                                          By:      /s/ DAVID B. MULLIN

                                            ------------------------------------
                                                      David B. Mullin
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                           Officer)

Date: March 16, 1999

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                                EXHIBITS
----------                              --------
   2.1(1)     Agreements and Plan of Reorganization among the Registrant,
              Apex Data, Inc. and SMART Acquisition Inc. dated April 24,
              1995
   3.1(7)     Registrant's Amended and Restated Articles of Incorporation
   3.2(1)     Registrant's Amended Bylaws
   4.1(1)     Registration Rights Agreement dated July 26, 1995
   4.2(1)     Registrant's specimen stock certificate
   4.3(3)     Termination to the Registration Rights Agreement dated July
              26, 1995
  10.1(1)     1989 Incentive Stock Plan, as amended, and forms of
              agreements attached thereto
  10.2(1)     1995 Employee Stock Purchase Plan, and forms of agreements attached thereto
  10.3(1)     1995 Director Option Plan, and forms of agreements attached thereto
  10.4(1)     1995 Stock Plan, and forms of agreements attached thereto
  10.5(1)     Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees
  10.6(1)     Standard Triple Net Industrial Lease between the Registrant and Pactel Properties dated November 18, 1991
  10.7(1)     First Amendment to Lease between the Registrant and Pactel
              Properties dated July 19, 1993
  10.8(1)     Second Amendment to Lease between the Registrant and Riggs
              National Bank of Washington, D.C. as Trustee of the
              Multi-Employer Property Trust Northport Business Park, a
              National Banking Association dated May 31, 1994
  10.9(1)     Third Amendment to Lease between the Registrant and Riggs
              National Bank of Washington, D.C. as Trustee of the
              Multi-Employer Property Trust Northport Business Park, a
              National Banking Association dated November 1994
  10.10(1)    Standard Triple Net Industrial Lease between the Registrant and Riggs National Bank of Washington, D.C., as Trustee of
              the Multi-Employer Property Trust, dated June 18, 1995
  10.11(1)    Lease Contract between the Registrant and The Puerto Rico
              Industrial Development Company dated April 24, 1995
  10.12(1)    Note, Loan and Security Agreement between the Registrant and
              Merrill Lynch Business Financial Services Inc. dated May 19,
              1993
  10.13(1)    Letter Agreement between the Registrant and Merrill Lynch
              Business Financial Services Inc. dated December 28, 1994
  10.14(1)    Letter Agreement between the Registrant and Merrill Lynch
              Business Financial Services Inc. dated June 27, 1995
  10.15(1)    Intercreditor Agreement among the Registrant, Merrill Lynch
              Business Financial Services Inc. and Imperial Bank dated
              June 27, 1995
  10.16(1)    Security and Loan Agreement between the Registrant and
              Imperial Bank dated July 19, 1995
 *10.17(1)    License and Supply Agreement between the Registrant and
              Krypton Isolation, Inc. dated July 22, 1994

 EXHIBIT
  NUMBER                                EXHIBITS
----------                              --------
  10.18(1)    Warrant Purchase Agreement between the Registrant and
              Krypton Isolation, Inc. dated July 27, 1994
  10.19(1)    Holders' Agreement dated July 27, 1994 by and among Krypton
              Isolation, Inc. and certain individuals and entities
              identified on Exhibit A attached thereto
  10.20(1)    Common Stock Purchase Agreement dated July 27, 1994 by and among Krypton Isolation, Inc. and the individuals identified on Exhibit A attached thereto
  10.21(1)    First Amendment to the Krypton Isolation, Inc. Warrant to
              Purchase 2,000,000 Shares of Series A Preferred Stock
              between the Registrant and Krypton Isolation, Inc. dated
              October 24, 1995
  10.22(1)    Letter of Intent dated as of October 24, 1995 by and among
              Krypton Isolation, Inc., the Registrant and certain
              individuals identified on the signature pages thereto
**10.23(2)    License and Supply Agreement between the Registrant and
              Krypton Isolation, Inc. dated January 29, 1996
  10.24(2)    Warrant Purchase Agreement between the Registrant and
              Krypton Isolation, Inc. dated January 29, 1996
  10.25(2)    First Amended and Restated Holders' Agreement dated January
              29, 1996 by and among Krypton Isolation, Inc. and certain
              individuals and entities identified on Exhibit A attached
              thereto
  10.26(2)    Common Stock Agreement dated January 29, 1996 by and among
              Krypton Isolation, Inc. and the entities identified on
              Exhibit A attached thereto
  10.27(2)    First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated January 29,
              1996
  10.28(3)    1989 Incentive Stock Plan, as amended, dated March 25, 1996
  10.29(4)    Fourth Amendment to Lease between the Registrant and Riggs
              Bank N.A. dated September 27, 1996
  10.30(5)    Revolving Line of Credit Note between the Registrant and
              Wells Fargo Bank, National Association dated May 29, 1997
  10.31(5)    Credit Agreement between the Registrant and Wells Fargo
              Bank, National Association dated May 29, 1997
  10.32(5)    Subfeature Note between the Registrant and Wells Fargo Bank,
              National Association dated May 29, 1997
  10.33(6)    Lease Contract between the Registrant and The Puerto Rico
              Industrial Development Company dated October 9, 1997
  10.34(6)    Second Amendment to the Krypton Isolation, Inc. Warrant to
              Purchase 2,000,000 Shares of Series A Preferred Stock
              between the Registrant and Krypton Isolation, Inc. dated
              January 21, 1998
  10.35(7)    Revolving Line of Credit Note between the Registrant and
              Wells Fargo Bank, National Association dated May 1, 1998
  10.36(7)    Credit Agreement between the Registrant and Wells Fargo
              Bank, National Association dated May 1, 1998
  10.37(7)    Subfeature Note between the Registrant and Wells Fargo Bank,
              National Association dated May 1, 1998
  10.38(8)    Sublease Contract between the Registrant and Philips
              Consumer Communications, L.P. dated June 30, 1998

 EXHIBIT
  NUMBER                                EXHIBITS
----------                              --------
  10.39(9)    First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated June 22,
              1998
  10.40(9)    Second Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated June 22,
              1998
  16.1(1)     Letter Regarding Change in Certifying Accountant
  16.2(1)     Letter Regarding Change in Certifying Accountant
  16.3(1)     Letter Regarding Change in Certifying Accountant
  16.4(1)     Letter Regarding Change in Certifying Accountant
  27.1        Financial Data Schedule for the Quarter Ended January 31,
              1999

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

(9) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-K filed January 29, 1999.

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