Form 10-Q
period 1999-04-30
SMART MODULAR TECHNOLOGIES INC
filed 1999-06-14
CIK 1001840

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999,

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 31, 1999, there were 45,082,915 shares of the Registrant's common stock, no par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        SMART MODULAR TECHNOLOGIES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets --
         As of April 30, 1999 and October 31, 1998...................    3

         Consolidated Condensed Statements of Income --
         For the Three and Six Months Ended April 30, 1999 and
         1998........................................................    4

         Consolidated Condensed Statements of Cash Flows --
         For the Six Months Ended April 30, 1999 and 1998............    5

         Notes to Consolidated Condensed Financial Statements........    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   23

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   25

Item 2.  Changes in Securities.......................................   25

Item 3.  Defaults upon Senior Securities.............................   25

Item 4.  Submission of Matters to a Vote of Security Holders.........   25

Item 5.  Other Information...........................................   26

Item 6.  Exhibits and Reports on Form 8-K............................   26

Signatures...........................................................   27

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              APRIL 30,    OCTOBER 31,
                                                                1999          1998
                                                              ---------    -----------
Current Assets:
  Cash and cash equivalents.................................  $ 94,413      $ 75,478
  Short term investments....................................    73,795        99,822
  Accounts receivable, net..................................   111,934        89,203
  Inventories...............................................    61,092        40,138
  Deferred income taxes.....................................     5,080         5,080
  Prepaid expenses and other................................    10,231        10,262
                                                              --------      --------
          Total current assets..............................   356,545       319,983
Property and equipment, net.................................    45,597        47,920
Other.......................................................     1,603         1,089
                                                              --------      --------
          Total assets......................................  $403,745      $368,992
                                                              ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $ 70,985      $ 64,335
  Accrued bonuses...........................................     2,573         4,545
  Other accrued expenses....................................     8,396         8,255
  Income taxes payable......................................    16,596        11,557
                                                              --------      --------
          Total current liabilities.........................    98,550        88,692

Long-term Liabilities:
  Deferred income taxes and other...........................       682           679
                                                              --------      --------
          Total liabilities.................................    99,232        89,371
                                                              --------      --------

Shareholders' Equity:
  Common stock, no par value
     Authorized -- 200,000,000 shares
     Outstanding -- 44,966,076 and 44,714,589 shares,
     respectively...........................................   132,903       132,941
  Retained earnings.........................................   171,610       146,680
                                                              --------      --------
          Total shareholders' equity........................   304,513       279,621
                                                              --------      --------
          Total liabilities and shareholders' equity........  $403,745      $368,992
                                                              ========      ========

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       APRIL 30,               APRIL 30,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Net sales.......................................  $257,851    $181,421    $521,939    $384,262
Cost of sales...................................   225,667     150,314     459,759     318,073
                                                  --------    --------    --------    --------
Gross profit....................................    32,184      31,107      62,180      66,189
                                                  --------    --------    --------    --------
Operating Expenses:
  Research and development......................     2,724       2,295       5,180       4,441
  Sales, general and administrative.............    12,137       9,883      23,637      20,588
                                                  --------    --------    --------    --------
          Total operating expenses..............    14,861      12,178      28,817      25,029
                                                  --------    --------    --------    --------
Income from operations..........................    17,323      18,929      33,363      41,160
Other income, net...............................     1,536       1,588       3,282       3,515
                                                  --------    --------    --------    --------
Income before provision for income taxes........    18,859      20,517      36,645      44,675
Provision for income taxes......................     6,029       6,555      11,715      14,291
                                                  --------    --------    --------    --------
Net income......................................  $ 12,830    $ 13,962    $ 24,930    $ 30,384
                                                  ========    ========    ========    ========
Diluted net income per share....................  $   0.28    $   0.30    $   0.53    $   0.64
                                                  ========    ========    ========    ========
Weighted average common and common equivalent
  shares outstanding............................    46,378      47,202      46,774      47,209
                                                  ========    ========    ========    ========
Basic net income per share......................  $   0.28    $   0.33    $   0.55    $   0.71
                                                  ========    ========    ========    ========
Weighted average common shares outstanding......    45,108      42,892      45,045      42,682
                                                  ========    ========    ========    ========

See the accompanying notes to these consolidated condensed financial statements.

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED APRIL 30,
                                 (IN THOUSANDS)

                                                                1999         1998
                                                              ---------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $      23    $ 36,352
                                                              ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale...............   (111,813)    (55,819)
  Maturities of investments available-for-sale..............    137,840      13,921
  Purchases of property and equipment.......................     (4,430)    (18,667)
  Proceeds from sale of property and equipment..............          7          32
                                                              ---------    --------
       Net cash provided by (used in) investing
        activities..........................................     21,604     (60,533)
                                                              ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit..............................     31,850       5,000
  Payments on line of credit................................    (31,850)     (5,000)
  Payments of capital lease obligations.....................       (156)       (578)
  Proceeds from sale of common stock........................      4,615       2,421
  Purchases of common stock.................................     (7,151)         --
                                                              ---------    --------
       Net cash (used in) provided by financing
        activities..........................................     (2,692)      1,843
                                                              ---------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     18,935     (22,338)
CASH AND CASH EQUIVALENTS, beginning of period..............     75,478     111,331
                                                              ---------    --------
CASH AND CASH EQUIVALENTS, end of period....................  $  94,413    $ 88,993
                                                              =========    ========

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

     The Interim Consolidated Condensed Financial Statements for the second quarter of fiscal 1999 reflect, in the opinion of management, all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such period. The Interim Consolidated Condensed Financial Statements for fiscal 1998 are provided for information purposes only. The results of operations for the three and six month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 31, 1999, or any other future periods.

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

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

     The following table reconciles the amounts used in the computation of basic and diluted net income per share (in thousands, except per share data):

                                                         THREE MONTHS           SIX MONTHS
                                                       ENDED APRIL 30,       ENDED APRIL 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Net income available to common shareholders.........  $12,830    $13,962    $24,930    $30,384
                                                      =======    =======    =======    =======
Diluted net income per share:
  Weighted average common shares outstanding........   45,108     42,892     45,045     42,682
  Weighted average common stock options
     outstanding....................................    1,270      4,310      1,729      4,527
                                                      -------    -------    -------    -------
     Total weighted average common and common
       equivalents outstanding......................   46,378     47,202     46,774     47,209
                                                      =======    =======    =======    =======
     Diluted net income per share...................  $  0.28    $  0.30    $  0.53    $  0.64
                                                      =======    =======    =======    =======
Basic net income per share:
  Weighted average common shares outstanding........   45,108     42,892     45,045     42,682
                                                      -------    -------    -------    -------
     Total weighted average common shares
       outstanding..................................   45,108     42,892     45,045     42,682
                                                      =======    =======    =======    =======
     Basic net income per share.....................  $  0.28    $  0.33    $  0.55    $  0.71
                                                      =======    =======    =======    =======

  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its individual components. The statement requires the disclosure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Effective November 1, 1998, the Company adopted the provisions of SFAS No. 130. For the three and six months ended April 30, 1999 and 1998, the Company had no material differences between net income and comprehensive income. Accordingly, comprehensive income is the same as net income for all periods presented.

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

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                                              APRIL 30,    OCTOBER 31,
                                                                1999          1998
                                                              ---------    -----------
Raw materials...............................................   $39,295       $24,210
Work-in-process.............................................     8,101         7,379
Finished goods..............................................    13,696         8,549
                                                               -------       -------
          Total.............................................   $61,092       $40,138
                                                               =======       =======

 2. LINE OF CREDIT:

     In June 1997, the Company entered into an unsecured revolving bank line of credit agreement that expired in May 1999. Borrowings under this agreement were limited to $20.0 million and bore interest at either the bank's prime rate (7.8% at April 30, 1999) or a spread over LIBOR (5.0% at April 30, 1999), at the Company's option. The Company was required to maintain specified levels of tangible net worth and comply with certain other covenants. As of April 30, 1999 and October 31, 1998, no borrowings were outstanding under this agreement and the Company was in compliance with all covenants related to the line of credit.

     In May 1999, the Company entered into an unsecured revolving bank line of credit agreement that expires in May 2000. Borrowings under this agreement are limited to $30.0 million and bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants related to this line of credit.

3. STOCK REPURCHASE:

     On May 25, 1998, the Company's Board of Directors authorized the repurchase from time to time of up to 4,000,000 shares of the Company's Common Stock through open market purchases. During the fiscal year ended October 31, 1998, the Company repurchased 620,000 shares of its Common Stock in the open market at an average purchase price of $14.80 per share and a total cost of approximately $9.2 million. During the first six months of fiscal 1999, the Company repurchased 445,000 shares of its Common Stock in the open market at an average purchase price of $16.07 per share and a total cost of approximately $7.2 million.

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

     On October 22, 1998, a putative securities class action lawsuit, captioned Reagan v. SMART Modular Technologies, Inc., et al., Case No. H204162-5 (the "State Complaint"), was filed against the Company and

               SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES certain of its officers and directors in the Superior Court of the State of California, County of Alameda (the "Superior Court"). The State Complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages on behalf of a purported class of purchasers of SMART common stock during the period from July 1, 1997 through May 21, 1998. The factual allegations of the State Complaint are nearly identical to the factual allegations contained within the Federal Complaint. On February 22, 1999, the Superior Court granted the Company's motion to stay the State Complaint pending the resolution of the Federal Complaint.

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

     The other primary factors affecting the Company's gross margin have been the mix between sales of specialty memory modules, standard memory modules, communication card products and embedded computer modules as well as changes in average memory densities used in the Company's memory products. Currently, a significant majority of the Company's net sales are derived from the sales of standard memory modules which typically have lower gross margin than the Company's specialty memory modules. The Company's embedded computer modules have historically generated the Company's highest gross margin, followed by the Company's PC card communication products. Both of these product lines currently contribute a relatively small portion of the Company's net sales.

     The Company expects that its net sales and gross margin will continue to vary significantly based on these and other factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's products have declined in the past and the Company expects that prices could continue to decline in the future. In particular, during fiscal 1998, the selling prices of the Company's products declined due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Moreover, since the beginning of calendar 1999, declines in the selling prices of certain of the Company's existing products have continued due to significant declines in DRAM semiconductor prices. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, declines in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its growth. The Company expects that its business will experience more significant seasonality to the extent it continues to sell a material portion of its products in Europe and to the extent its exposure to the personal computer market remains significant.

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

     The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company is the sole source provider of certain products to some of its customers. Recently, certain of these customers have begun to increase the number of sources for these products. The emergence of additional sources could cause the Company's customers to reduce orders to the Company. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented less than 10% of net sales in fiscal 1996, represented 62% and 53% of the Company's net sales in fiscal 1998 and fiscal 1997, respectively. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS:

     The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales:

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            APRIL 30,              APRIL 30,
                                                        ------------------      ----------------
                                                         1999        1998       1999       1998
                                                        ------      ------      -----      -----
Net sales.............................................  100.0%      100.0%      100.0%     100.0%
Cost of sales.........................................   87.5        82.9        88.1       82.8
                                                        -----       -----       -----      -----
Gross profit..........................................   12.5        17.1        11.9       17.2
Operating expenses:
  Research and development............................    1.1         1.3         1.0        1.2
  Selling, general and administrative.................    4.7         5.4         4.5        5.4
                                                        -----       -----       -----      -----
          Total operating expenses....................    5.8         6.7         5.5        6.5
                                                        -----       -----       -----      -----
Income from operations................................    6.7        10.4         6.4       10.7
Other income, net.....................................    0.6         0.9         0.6        0.9
                                                        -----       -----       -----      -----
Income before provision for income taxes..............    7.3        11.3         7.0       11.6
Provision for income taxes............................    2.3         3.6         2.2        3.7
                                                        -----       -----       -----      -----
Net income............................................    5.0%        7.7%        4.8%       7.9%
                                                        =====       =====       =====      =====

  Net Sales

     Net sales consist of sales of specialty and standard memory products, PC cards, embedded computer modules and communication card products, less returns and discounts. Net sales for the second quarter of fiscal 1999 increased 42.1% to $257.9 million from $181.4 million for the same period of fiscal 1998. Net sales for the six months ended April 30, 1999 increased 35.8% to $521.9 million from $384.3 million for the same period of fiscal 1998. The increase in net sales for the three and six month periods ended April 30, 1999 was primarily due to an increase in the average memory densities incorporated into the Company's standard memory products as compared to the same periods of fiscal 1998. In addition, an increase in net sales of communication card products further contributed to the increase in net sales as compared to the same periods of fiscal 1998. These increases were partially offset by a decrease in net sales of specialty memory products as compared to the same periods of fiscal 1998.

  Gross Profit

     Cost of sales includes the costs of semiconductor devices and other components and materials purchased by the Company for its products, as well as the direct labor and overhead costs associated with manufacturing. Gross profit increased 3.5% to $32.2 million for the second quarter of fiscal 1999 from $31.1 million for the same period of fiscal 1998. Gross margin decreased to 12.5% for the second quarter of fiscal 1999 from 17.1% for the comparable period of fiscal 1998. Gross profit for the first six months of fiscal 1999 decreased 6.1% to $62.2 million from $66.2 million for the same period of fiscal 1998. Gross margin decreased to 11.9% for the first six months of fiscal 1999 from 17.2% for the comparable period of fiscal 1998. The decrease in gross margin for the three and six month periods ended April 30, 1999 was principally due to an increase in the proportion of the Company's net sales derived from its higher density standard memory products as compared to the same periods of fiscal 1998. Gross margin also decreased due to an increase in the proportion of the Company's products manufactured on a turnkey basis versus those manufactured on a consignment basis as compared to the same periods of fiscal 1998. The Company expects gross margin to continue to be affected in future periods by, among other things, changes in the cost of memory devices used in the production of the Company's products, changes in the sales mix of the Company's products, the average memory densities incorporated into the Company's memory products and changes in the proportion of products manufactured on a turnkey basis versus those manufactured on a consignment basis.

  Research and Development

     Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Research and development expenses increased 18.7% to $2.7 million for the second quarter of fiscal 1999 from $2.3 million during the same period of fiscal 1998 and totaled 1.1% and 1.3% of net sales for the second quarter of fiscal 1999 and fiscal 1998, respectively. For the first six months of fiscal 1999, research and development expenses increased 16.6% to $5.2 million from $4.4 million during the same period of fiscal 1998 and totaled 1.0% and 1.2% of net sales for the first six months of fiscal 1999 and fiscal 1998, respectively. The Company expects that its research and development expenses will increase in absolute dollars in future periods to the extent that the Company expands its research and development efforts.

  Sales, General and Administrative

     Sales, general and administrative expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. Sales, general and administrative expenses incurred during the second quarter of fiscal 1999 totaled $12.1 million, representing an increase of 22.8% from $9.9 million for the same period of fiscal 1998. Sales, general and administrative expenses totaled 4.7% and 5.4% of net sales for the second quarter of fiscal 1999 and fiscal 1998, respectively. For the first six months of fiscal 1999, sales, general and administrative expenses totaled $23.6 million, representing an increase of 14.8% from $20.6 million incurred during the same period of fiscal 1998. Sales, general and administrative expenses totaled 4.5% and 5.4% of net sales for the first six months of fiscal 1999 and fiscal 1998, respectively. The increases in sales, general and administrative expenses in absolute dollars for the three and six month periods ended April 30, 1999 were due in part to growth in the Company's staffing and infrastructure, particularly in its international operations. The Company expects that its sales, general and administrative expenses will increase in absolute dollars in future periods to the extent that the Company expands its staffing, information systems and other systems and personnel in connection with the expansion of the Company's infrastructure.

  Other Income, Net

     Other income, net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its line of credit and interest paid on certain capital lease obligations. Interest income results from investment of cash balances. As compared to the same periods of fiscal 1998, interest income earned during the three and six months ended April 30, 1999 decreased due to a reduction in cash available for investment resulting from an increase in the proportion of the Company's working capital being used to finance higher net sales as compared to the same period of fiscal 1998.

  Provision for Income Taxes

     Provisions for income taxes were $6.0 million and $6.6 million for the second quarter of fiscal 1999 and fiscal 1998, respectively, resulting in an effective tax rate of 32.0% in both periods. For the first six months of fiscal 1999 and fiscal 1998, the Company provided $11.7 million and $14.3 million for income taxes, respectively, resulting in an effective tax rate of 32.0% in both periods. The Company expects its effective tax rate in future periods to be affected by, among other things, changes in the proportion of income contributed to the Company by its foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, SMART has used funds generated primarily from operations, certain borrowings, capital leases and equity financings to support its operations, acquire capital equipment and finance inventory and accounts receivable. For the first six months of fiscal 1999, the Company generated cash from operating activities totaling approximately $23,000. The cash provided by operating activities during the first six months of fiscal 1999 primarily resulted from net income generated during the period, increases in accounts payable and income taxes payable and depreciation on capital equipment and was partially offset by increases in accounts receivable and inventories. For the first six months of fiscal 1998, the Company generated cash from operating activities totaling $36.4 million. At April 30, 1999, the Company had $168.2 million in cash, cash equivalents and short-term investments, and $258.0 million in working capital. At October 31, 1998, the Company had $175.3 million in cash, cash equivalents and short-term investments and $231.3 million in working capital. The Company primarily funds its liquidity requirements from utilization of existing cash balances and amounts borrowed under its existing line of credit. The Company expects to fund any future liquidity requirements from a combination of available cash balances and certain short-term borrowings under its line of credit. The Company currently anticipates that its working capital requirements will continue to increase in future periods to the extent that the Company's operations continue to expand.

     On April 30, 1999, the Company had an unsecured revolving bank line of credit agreement with a term expiring in May 1999. Borrowings under this agreement were limited to $20.0 million and bore interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company was required to maintain specified levels of tangible net worth and comply with certain other covenants. As of April 30, 1999 and October 31, 1998, no borrowings were outstanding under this agreement and the Company was in compliance with all covenants related to the line of credit.

     In May 1999, the Company entered into an unsecured revolving bank line of credit agreement that expires in May 2000. Borrowings under this agreement are limited to $30.0 million and bear interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants related to this line of credit.

     Capital expenditures totaled $4.4 million for the first six months of fiscal 1999 and $33.3 million for the fiscal year ended October 31, 1998. These expenditures were primarily for manufacturing and test equipment and the expansion of the Company's existing manufacturing operations. SMART anticipates spending between $15.0 million and $20.0 million on capital expenditures during all of fiscal 1999 related to the continued expansion of the Company's manufacturing operations and related equipment.

     SMART has entered into certain capital lease arrangements. The outstanding principal on these obligations was approximately $20,000 and $176,000 at April 30, 1999 and October 31, 1998, respectively.

     On May 25, 1998, the Company's Board of Directors authorized the repurchase from time to time of up to 4,000,000 shares of the Company's Common Stock through open market purchases. During the fiscal year ended October 31, 1998, the Company repurchased 620,000 shares of its Common Stock in the open market at an average purchase price of $14.80 per share and a total cost of approximately $9.2 million. During the first six months of fiscal 1999, the Company repurchased 445,000 shares of its Common Stock in the open market at an average purchase price of $16.07 per share and a total cost of approximately $7.2 million.

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

  Significant Customer Concentration

     A relatively small number of customers have accounted for a significant percentage of the Company's net sales. For fiscal 1998, fiscal 1997 and fiscal 1996, the Company's ten largest customers accounted for 87%, 86% and 71% of net sales, respectively. For fiscal 1998, the Company's largest customer was Compaq, which accounted for 62% of net sales. In fiscal 1997, the Company's three largest customers were Compaq, Cisco and Hewlett-Packard, which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM, which accounted for 19%, 15% and 12% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company is the sole source provider of certain products to some of its customers. Recently, certain of these customers have begun to increase the number of sources for these products. The emergence of additional sources could cause the Company's customers to reduce orders to the Company. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented less than 10% of net sales in fiscal 1996, represented 62% and 53% of the Company's net sales in fiscal 1998 and fiscal 1997, respectively. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. During fiscal 1998, there were significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Since the beginning of calendar 1999, there have been significant declines in DRAM semiconductor prices. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, declines in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's net sales and gross margin have varied and will continue to vary significantly based on a variety of factors, including the mix of products sold, the manufacturing services provided, the average memory densities incorporated into the Company's memory products, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's products have declined in the past and the Company expects that prices could continue to decline in the future. In particular, during fiscal 1998, the selling prices of the Company's products declined due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Moreover, since the beginning of calendar 1999, declines in the selling prices of certain of the Company's existing products have continued due to significant declines in DRAM semiconductor prices. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, declines in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its growth. The Company expects that its business will experience more significant seasonality to the extent it continues to sell a material portion of its products in Europe and to the extent its exposure to the personal computer market remains significant.

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

     As of April 30, 1999, there were no changes in the Company's investment portfolio that would materially impact the Company's exposure to interest rate risk.

  Foreign Currency Exchange Risk

     The Company transacts business in various foreign countries. The Company's primary foreign currency cash flows are in certain European countries. As of April 30, 1999 and October 31, 1998, the Company did not employ a foreign currency hedge program with respect to transactions and expenditures originating in these or any other foreign countries. The Company believes that its foreign currency exchange risk is currently immaterial.

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

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held an annual meeting of shareholders (the "Annual Meeting") on March 16, 1999.

     (b) The following individuals were nominated and elected to the Board of Directors to serve for the ensuing year and until their successors are duly elected and qualified or until their earlier death, resignation or removal. Each individual so nominated also served as a Director on the Company's Board of Director during the preceding year.

                                                         NUMBER OF VOTES
                                          ----------------------------------------------
                                                                                BROKER
                NOMINEE                      FOR        AGAINST    WITHHELD    NON-VOTES
                -------                   ----------    -------    --------    ---------
Ajay Shah...............................  39,749,868    133,330       0            0
Mukesh Patel............................  39,750,848    132,350       0            0
Erik Anderson...........................  39,748,976    134,222       0            0
Tor R. Braham...........................  39,749,348    133,850       0            0

     (c) The following matter was voted upon at the Annual Meeting and the results of voting were as follows:

        (1) The shareholders voted 39,804,908 shares in the affirmative, 30,899 shares in the negative and withheld 47,391 shares to approve the ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending October 31, 1999.

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     For a list of exhibits to this Form 10-Q see the exhibit index located on pages 28 - 30.

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended April 30, 1999.

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

                                          SMART MODULAR TECHNOLOGIES, INC.

                                          By:      /s/ DAVID B. MULLIN

                                            ------------------------------------
                                                      David B. Mullin
                                                     Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

Date: June 11, 1999

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                                EXHIBITS
 -------                                --------
    2.1(1)    Agreements and Plan of Reorganization among the Registrant,
              Apex Data, Inc. and SMART Acquisition Inc. dated April 24,
              1995
    3.1(7)    Registrant's Amended and Restated Articles of Incorporation
    3.2(1)    Registrant's Amended Bylaws
    4.1(1)    Registration Rights Agreement dated July 26, 1995
    4.2(1)    Registrant's specimen stock certificate
    4.3(3)    Termination to the Registration Rights Agreement dated July
              26, 1995
   10.1(1)    1989 Incentive Stock Plan, as amended, and forms of
              agreements attached thereto
   10.2(1)    1995 Employee Stock Purchase Plan, and forms of agreements attached thereto
   10.3(1)    1995 Director Option Plan, and forms of agreements attached thereto
   10.4(1)    1995 Stock Plan, and forms of agreements attached thereto
   10.5(1)    Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees
   10.6(1)    Standard Triple Net Industrial Lease between the Registrant and Pactel Properties dated November 18, 1991
   10.7(1)    First Amendment to Lease between the Registrant and Pactel
              Properties dated July 19, 1993
   10.8(1)    Second Amendment to Lease between the Registrant and Riggs
              National Bank of Washington, D.C. as Trustee of the
              Multi-Employer Property Trust Northport Business Park, a
              National Banking Association dated May 31, 1994
   10.9(1)    Third Amendment to Lease between the Registrant and Riggs
              National Bank of Washington, D.C. as Trustee of the
              Multi-Employer Property Trust Northport Business Park, a
              National Banking Association dated November 1994
  10.10(1)    Standard Triple Net Industrial Lease between the Registrant and Riggs National Bank of Washington, D.C., as Trustee of
              the Multi-Employer Property Trust, dated June 18, 1995
  10.11(1)    Lease Contract between the Registrant and The Puerto Rico
              Industrial Development Company dated April 24, 1995
  10.12(1)    Note, Loan and Security Agreement between the Registrant and
              Merrill Lynch Business Financial Services Inc. dated May 19,
              1993
  10.13(1)    Letter Agreement between the Registrant and Merrill Lynch
              Business Financial Services Inc. dated December 28, 1994
  10.14(1)    Letter Agreement between the Registrant and Merrill Lynch
              Business Financial Services Inc. dated June 27, 1995
  10.15(1)    Intercreditor Agreement among the Registrant, Merrill Lynch
              Business Financial Services Inc. and Imperial Bank dated
              June 27, 1995
  10.16(1)    Security and Loan Agreement between the Registrant and
              Imperial Bank dated July 19, 1995
 *10.17(1)    License and Supply Agreement between the Registrant and
              Krypton Isolation, Inc. dated July 22, 1994
  10.18(1)    Warrant Purchase Agreement between the Registrant and
              Krypton Isolation, Inc. dated July 27, 1994
  10.19(1)    Holders' Agreement dated July 27, 1994 by and among Krypton
              Isolation, Inc. and certain individuals and entities
              identified on Exhibit A attached thereto

 EXHIBIT
  NUMBER                                EXHIBITS
 -------                                --------
  10.20(1)    Common Stock Purchase Agreement dated July 27, 1994 by and among Krypton Isolation, Inc. and the individuals identified on Exhibit A attached thereto
  10.21(1)    First Amendment to the Krypton Isolation, Inc. Warrant to
              Purchase 2,000,000 Shares of Series A Preferred Stock
              between the Registrant and Krypton Isolation, Inc. dated
              October 24, 1995
  10.22(1)    Letter of Intent dated as of October 24, 1995 by and among
              Krypton Isolation, Inc., the Registrant and certain
              individuals identified on the signature pages thereto
**10.23(2)    License and Supply Agreement between the Registrant and
              Krypton Isolation, Inc. dated January 29, 1996
  10.24(2)    Warrant Purchase Agreement between the Registrant and
              Krypton Isolation, Inc. dated January 29, 1996
  10.25(2)    First Amended and Restated Holders' Agreement dated January
              29, 1996 by and among Krypton Isolation, Inc. and certain
              individuals and entities identified on Exhibit A attached
              thereto
  10.26(2)    Common Stock Agreement dated January 29, 1996 by and among
              Krypton Isolation, Inc. and the entities identified on
              Exhibit A attached thereto
  10.27(2)    First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated January 29,
              1996
  10.28(3)    1989 Incentive Stock Plan, as amended, dated March 25, 1996
  10.29(4)    Fourth Amendment to Lease between the Registrant and Riggs
              Bank N.A. dated September 27, 1996
  10.30(5)    Revolving Line of Credit Note between the Registrant and
              Wells Fargo Bank, National Association dated May 29, 1997
  10.31(5)    Credit Agreement between the Registrant and Wells Fargo
              Bank, National Association dated May 29, 1997
  10.32(5)    Subfeature Note between the Registrant and Wells Fargo Bank,
              National Association dated May 29, 1997
  10.33(6)    Lease Contract between the Registrant and The Puerto Rico
              Industrial Development Company dated October 9, 1997
  10.34(6)    Second Amendment to the Krypton Isolation, Inc. Warrant to
              Purchase 2,000,000 Shares of Series A Preferred Stock
              between the Registrant and Krypton Isolation, Inc. dated
              January 21, 1998
  10.35(7)    Revolving Line of Credit Note between the Registrant and
              Wells Fargo Bank, National Association dated May 1, 1998
  10.36(7)    Credit Agreement between the Registrant and Wells Fargo
              Bank, National Association dated May 1, 1998
  10.37(7)    Subfeature Note between the Registrant and Wells Fargo Bank,
              National Association dated May 1, 1998
  10.38(8)    Sublease Contract between the Registrant and Philips
              Consumer Communications, L.P. dated June 30, 1998
  10.39(9)    First Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated June 22,
              1998
  10.40(9)    Second Amendment to the License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated June 22,
              1998

 EXHIBIT
  NUMBER                                EXHIBITS
 -------                                --------
     10.41    First Amendment to the Credit Agreement between the
              Registrant and Wells Fargo Bank, National Association dated
              May 1, 1998
     10.42    Second Amendment to the Credit Agreement between the
              Registrant and Wells Fargo Bank, National Association dated
              May 1, 1998
     10.43    Revolving Line of Credit Note between the Registrant and
              Wells Fargo Bank, National Association dated April 28, 1999
     10.44    Subfeature Note between the Registrant and Wells Fargo Bank,
              National Association dated April 28, 1999
     10.45    Employment Letter between the Registrant and Keith McDonald dated February 17, 1999
   16.1(1)    Letter Regarding Change in Certifying Accountant
   16.2(1)    Letter Regarding Change in Certifying Accountant
   16.3(1)    Letter Regarding Change in Certifying Accountant
   16.4(1)    Letter Regarding Change in Certifying Accountant
      27.1    Financial Data Schedule for the Quarter Ended April 30, 1999

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