Form 10-Q
period 1999-07-31
SMART MODULAR TECHNOLOGIES INC
filed 1999-09-14
CIK 1001840

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                   FORM 10-Q
                                ----------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 1999,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       For the transition period from to .

                         Commission file number: 0-26942

                                ----------------

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

                                ----------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X] No [ ]

     At August 31, 1999, there were 45,319,394 shares of the Registrant's common stock, no par value, outstanding.

================================================================================

                        SMART MODULAR TECHNOLOGIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                              Page
                                                                              ----
Item 1. Financial Statements

          Consolidated Condensed Balance Sheets --
          As of July 31, 1999 and October 31, 1998........................      3

          Consolidated Condensed Statements of Income--
          For the Three and Nine Months Ended July 31, 1999 and 1998......      4

          Consolidated Condensed Statements of Cash Flows--
          For the Nine Months Ended July 31, 1999 and 1998................      5

          Notes to Consolidated Condensed Financial Statements............      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................      9

Item 3. Quantitative and Qualitative Disclosures About Market Risk........     21


                                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................     22

Item 2. Changes in Securities.............................................     22

Item 3. Defaults upon Senior Securities...................................     22

Item 4. Submission of Matters to a Vote of Security Holders...............     22

Item 5. Other Information.................................................     22

Item 6. Exhibits and Reports on Form 8-K..................................     22

Signatures................................................................     23

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                                   July 31,     October 31,
                                                                     1999          1998
                                                                  ---------      ---------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.....................................  $ 121,152      $  75,478
  Short term investments........................................     73,822         99,822
  Accounts receivable, net......................................     92,022         89,203
  Inventories...................................................     64,318         40,138
  Deferred income taxes.........................................      5,080          5,080
  Prepaid expenses and other....................................      6,905         10,262
                                                                  ---------      ---------
          Total current assets..................................    363,299        319,983
Property and equipment, net.....................................     48,465         47,920
Other...........................................................      1,471          1,089
                                                                  ---------      ---------
          Total assets..........................................  $ 413,235      $ 368,992
                                                                  =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..............................................  $  67,408      $  64,335
  Accrued bonuses...............................................      1,668          4,545
  Other accrued expenses........................................      8,253          8,255
  Income taxes payable..........................................     13,886         11,557
                                                                  ---------      ---------
          Total current liabilities.............................     91,215         88,692
Long-term Liabilities:
  Deferred income taxes and other...............................        699            679
                                                                  ---------      ---------
          Total liabilities.....................................     91,914         89,371
                                                                  ---------      ---------
Shareholders' Equity:
  Common stock, no par value
     Authorized -- 200,000,000 shares
     Outstanding -- 45,284,461 and 44,714,589 shares,
        respectively............................................    135,413        132,941
Retained earnings...............................................    185,908        146,680
                                                                  ---------      ---------
          Total shareholders' equity............................    321,321        279,621
                                                                  ---------      ---------
          Total liabilities and shareholders' equity............  $ 413,235      $ 368,992
                                                                  =========      =========

                See the accompanying notes to these consolidated
                        condensed financial statements.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                     Three Months Ended         Nine Months Ended
                                                           July 31,                  July 31,
                                                    ---------------------     ---------------------
                                                      1999         1998         1999         1998
                                                    --------     --------     --------     --------
Net sales......................................     $223,599     $150,406     $745,539     $534,668
Cost of sales..................................      190,123      126,027      649,883      444,099
                                                    --------     --------     --------     --------
Gross profit...................................       33,476       24,379       95,656       90,569
                                                    --------     --------     --------     --------
Operating Expenses:
  Research and development.....................        2,730        2,235        7,910        6,676
  Sales, general and administrative............       11,187       10,485       34,824       31,074
                                                    --------     --------     --------     --------
          Total operating expenses.............       13,917       12,720       42,734       37,750
                                                    --------     --------     --------     --------
Income from operations.........................       19,559       11,659       52,922       52,819
Other income, net..............................        1,474        1,777        4,756        5,292
                                                    --------     --------     --------     --------
Income before provision for income taxes.......       21,033       13,436       57,678       58,111
Provision for income taxes.....................        6,735        4,305       18,450       18,596
                                                    --------     --------     --------     --------
Net income.....................................     $ 14,298     $  9,131     $ 39,228     $ 39,515
                                                    ========     ========     ========     ========
Diluted net income per share...................     $   0.31     $   0.20     $   0.84     $   0.84
                                                    ========     ========     ========     ========
Weighted average common and common
   equivalent shares outstanding...............       46,639       46,566       46,729       46,995
                                                    ========     ========     ========     ========
Basic net income per share.....................     $   0.32     $   0.21     $   0.87     $   0.92
                                                    ========     ========     ========     ========
Weighted average common shares outstanding.....       45,154       43,828       45,082       43,064
                                                    ========     ========     ========     ========

                See the accompanying notes to these consolidated
                        condensed financial statements.

                SMART MODULAR TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended July 31,
                                 (In thousands)

                                                                     1999        1998
                                                                   ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES........................  $  30,927   $  67,163
                                                                   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available-for-sale....................   (127,561)    (74,297)
  Maturities of investments available-for-sale...................    153,561      25,873
  Purchases of property and equipment............................    (11,177)    (24,286)
  Proceeds from sale of property and equipment...................        361          36
                                                                   ---------   ---------
     Net cash provided by (used in) investing activities.........     15,184     (72,674)
                                                                   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit...................................     31,850       5,000
  Payments on line of credit.....................................    (31,850)     (5,000)
  Payments of capital lease obligations..........................       (176)       (829)
  Proceeds from sale of common stock.............................      6,890       3,940
  Purchases of common stock......................................     (7,151)     (7,242)
                                                                   ----------  ----------
     Net cash used in financing activities.......................       (437)     (4,131)
                                                                   ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............     45,674      (9,642)
CASH AND CASH EQUIVALENTS, beginning of period...................     75,478     111,331
                                                                   ---------   ---------

CASH AND CASH EQUIVALENTS, end of period.........................  $ 121,152   $ 101,689
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

     The Interim Consolidated Condensed Financial Statements for the third quarter of fiscal 1999 reflect, in the opinion of management, all adjustments (which include only the normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for such period. The Interim Consolidated Condensed Financial Statements for fiscal 1998 are provided for information purposes only. The results of operations for the three and nine month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 31, 1999, or any other future periods.

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

     The following table reconciles the amounts used in the computation of basic and diluted net income per share (in thousands, except per share data):

                                                            3 Months Ended July 31,   9 Months Ended July 31,
                                                            -----------------------   -----------------------
                                                               1999        1998          1999        1998
                                                             --------    --------      --------    --------
Net income available to common shareholders................  $ 14,298    $  9,131      $ 39,228    $ 39,515
                                                             ========    ========      ========    ========

Diluted net income per share:
    Weighted average common shares outstanding.............    45,154      43,828        45,082      43,064
    Weighted average common stock options outstanding......     1,485       2,738         1,647       3,931
                                                             --------    --------      --------    --------
       Total weighted average common and common
          equivalents outstanding..........................    46,639      46,566        46,729      46,995
                                                             ========    ========      ========    ========
       Diluted net income per share........................  $   0.31    $   0.20      $   0.84    $   0.84
                                                             ========    ========      ========    ========

Basic net income per share:
    Weighted average common shares outstanding.............    45,154      43,828        45,082      43,064
                                                             --------    --------      --------    --------
       Total weighted average common shares
          outstanding......................................    45,154      43,828        45,082      43,064
                                                             ========    ========      ========    ========
       Basic net income per share..........................  $   0.32    $   0.21      $   0.87    $   0.92
                                                             ========    ========      ========    ========

Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its individual components. The statement requires the disclosure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Effective November 1, 1998, the Company adopted the provisions of SFAS No. 130. For the three and nine months ended July 31, 1999 and 1998, the Company had no material differences between net income and comprehensive income. Accordingly, comprehensive income is the same as net income for all periods presented.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing costs. Inventories consist of the following (in thousands):

                                                   July 31,     October 31,
                                                     1999          1998
                                                   --------      --------
Raw materials...................................   $ 42,538      $ 24,210
Work-in-process.................................     10,278         7,379
Finished goods..................................     11,502         8,549
                                                   --------      --------
          Total.................................   $ 64,318      $ 40,138
                                                   ========      ========


2.   LINE OF CREDIT:

     In June 1997, the Company entered into an unsecured revolving bank line of credit agreement that expired in May 1999. Borrowings under this agreement were limited to $20.0 million and bore interest at either the bank's prime rate or a spread over LIBOR , at the Company's option. The Company was required to maintain specified levels of tangible net worth and comply with certain other covenants. As of October 31, 1998, no borrowings were outstanding under this agreement and the Company was in compliance with all covenants related to the line of credit.

     In May 1999, the Company entered into an unsecured revolving bank line of credit agreement that expires in May 2000. Borrowings under this agreement are limited to $30.0 million and bear interest at either one percent below the bank's prime rate (8.0% at July 31, 1999) or a spread over LIBOR (5.3% at July 31, 1999), at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants related to this line of credit.

3.   STOCK REPURCHASE:

     On May 25, 1998, the Company's Board of Directors authorized the repurchase from time to time of up to 4,000,000 shares of the Company's Common Stock through open market purchases. During the fiscal year ended October 31, 1998, the Company repurchased 620,000 shares of its Common Stock in the open market at an average purchase price of $14.80 per share and a total cost of approximately $9.2 million. During the first two quarters of fiscal 1999, the Company repurchased 445,000 shares of its Common Stock in the open market at an average purchase price of $16.07 per share and a total cost of approximately $7.2 million. During the third quarter of fiscal 1999, the Company did not repurchase any shares of its Common Stock. As of July 31, 1999, 1,014,117 of the shares reacquired by the Company since May 25, 1998 had been reissued pursuant to the Company's stock plans.

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

     On October 22, 1998, a putative securities class action lawsuit, captioned Reagan v. SMART Modular Technologies, Inc., et al., Case No. H204162-5 (the "State Complaint"), was filed against the Company and certain of its officers and directors in the Superior Court of the State of California, County of Alameda (the "Superior Court"). The State Complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages on behalf of a purported class of purchasers of SMART common stock during the period from July 1, 1997 through May 21, 1998. The factual allegations of the State Complaint are nearly identical to the factual allegations contained within the Federal Complaint. On February 22, 1999, the Superior Court granted the Company's motion to stay the state action pending the resolution of the federal action.

     The Company believes that all claims related to the state and federal securities actions are without merit and intends to defend itself vigorously against these actions. Currently, the Company is unable to estimate the financial impact of the state and federal securities actions.

5. SUBSEQUENT EVENTS:

     On September 13, 1999, the Company announced the completion of a definitive merger agreement with Solectron Corporation ("Solectron") whereby Solectron agreed to acquire all of the outstanding stock of the Company. Under the terms of the agreement, shareholders of the Company would receive 0.51 shares of Solectron stock for each share of the Company's stock. Solectron also agreed to assume all stock options held by the Company's employees. The transaction is intended to be accounted for under the pooling of interests method and treated as a tax-free reorganization. The closing of the merger is subject to standard closing conditions, including regulatory approvals and the approval of the Company's shareholders. While the companies have executed a definitive merger agreement, there is no assurance that the transaction will be completed or that it will be accounted for under the pooling of interests method or treated as a tax-free reorganization. In the event that the companies do not receive the necessary government or shareholder approvals or fail to satisfy conditions for closing, the merger agreement will terminate and the transaction will not be completed.

     On August 20, 1999, the Company paid $16.2 million to acquire Compaq Computer Corporation's ("Compaq") Embedded and Real-time product line and business. The acquisition will be accounted for as a purchase. Pursuant to the terms of the agreement, the Company acquired certain assets with a fair value totaling $1.2 million. The allocation of the remaining purchase price to goodwill and other intangibles has yet to be determined by the Company. In addition, pursuant to the terms of the agreement, the Company may be required to pay an earn-out payment to Compaq in an amount not to exceed $5 million provided certain milestones are met during the twelve-month period from September 1, 1999 to August 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to other areas of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the second, fifth and seventh paragraphs of the Overview Section, the Gross Profit Section, the Research and Development Section, the Sales, General and Administrative Section, the Provision for Income Taxes Section and the first and fourth paragraphs of the Liquidity and Capital Resources Section contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results." In particular, note the factors entitled "Significant Customer Concentration," "Product Concentration; Dependence on Memory Market," "Dependence on Semiconductor, Computer, Telecommunications and Networking Industries," "Intense Competition," "Fluctuations in Operating Results," "Dependence on Sole or Limited Sources of Supply," "Rapid Technological Change" and "International Sales." The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

OVERVIEW

     The Company commenced operations in 1989 and initially focused on the design and manufacture of standard memory modules for OEMs and semiconductor manufacturers. Standard memory modules implement industry standard specifications, primarily utilize DRAM and are designed to be incorporated into a wide variety of electronic equipment. In 1991, the Company expanded its design, manufacturing and marketing efforts to offer specialty memory modules and PC card memory products. The Company expanded its PC card communication product line through the acquisition of Apex Data, Inc. ("Apex") in July 1995. The Company further expanded its product line to include embedded computer modules through the acquisition of RISQ Modular Systems, Inc. ("RISQ") in July 1996. In August 1999, the Company broadened its embedded computer product offerings through the acquisition of Compaq Computer Corporation's embedded and real-time product line and business (see Note 5. of Notes to Consolidated Condensed Financial Statements).

     On September 13, 1999, the Company announced the completion of a definitive merger agreement with Solectron Corporation ("Solectron") whereby Solectron agreed to acquire all of the outstanding stock of the Company. Under the terms of the agreement, shareholders of the Company would receive 0.51 shares of Solectron stock for each share of the Company's stock. Solectron also agreed to assume all stock options held by the Company's employees. The transaction is intended to be accounted for under the pooling of interests method and treated as a tax-free reorganization. The closing of the merger is subject to standard closing conditions, including regulatory approvals and the approval of the Company's shareholders. While the companies have executed a definitive merger agreement, there is no assurance that the transaction will be completed or that it will be accounted for under the pooling of interests method or treated as a tax-free reorganization. In the event that the companies do not receive the necessary government or shareholder approvals or fail to satisfy conditions for closing, the merger agreement will terminate and the transaction will not be completed.

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

     The Company expects that its net sales and gross margin will continue to vary significantly based on these and other factors, including the mix of products sold and the manufacturing services provided, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's products have declined in the past and the Company expects that prices could continue to decline in the future. In particular, during fiscal 1998, the selling prices of the Company's products declined due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Moreover, since the beginning of calendar 1999, declines in the selling prices of certain of the Company's existing products have continued due to declines in DRAM semiconductor prices. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, declines in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its growth. The Company expects that its business will experience more significant seasonality to the extent it continues to sell a material portion of its products in Europe and to the extent its exposure to the personal computer market remains significant.

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

     The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company is the sole source provider of certain products to some of its customers. Recently, certain of these customers have begun to increase the number of sources for these products. The emergence of additional sources has caused and in the future may cause the Company's customers to reduce orders to the Company. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented less than 10% of net sales in fiscal 1996, represented 62% and 53% of the Company's net sales in fiscal 1998 and fiscal 1997, respectively. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS:

     The following table sets forth certain consolidated condensed statements of income data of the Company expressed as a percentage of net sales:

                                                 Three Months Ended      Nine Months Ended
                                                       July 31,               July 31,
                                                 ------------------      -----------------
                                                  1999       1998         1999       1998
                                                  -----      -----        -----      -----
Net sales......................................   100.0%     100.0%       100.0%     100.0%
Cost of sales..................................    85.0       83.8         87.2       83.1
                                                  -----      -----        -----      -----
Gross profit...................................    15.0       16.2         12.8       16.9
Operating expenses:
  Research and development.....................     1.2        1.5          1.0        1.2
  Selling, general and administrative..........     5.0        7.0          4.7        5.8
                                                  -----      -----        -----      -----
          Total operating expenses.............     6.2        8.5          5.7        7.1
                                                  -----      -----        -----      -----
Income from operations.........................     8.7        7.8          7.1        9.9
Other income, net..............................     0.7        1.2          0.6        1.0
                                                  -----      -----        -----      -----
Income before provision for income taxes.......     9.4        8.9          7.7       10.9
Provision for income taxes.....................     3.0        2.9          2.5        3.5
                                                  -----      -----        -----      -----
Net income.....................................     6.4%       6.1%         5.3%       7.4%
                                                  =====      =====        =====      =====

Net Sales

     Net sales consist of sales of specialty and standard memory products, PC cards, embedded computer modules and communication card products, less returns and discounts. Net sales for the third quarter of fiscal 1999 increased 48.7% to $223.6 million from $150.4 million for the same period of fiscal 1998. Net sales for the nine months ended July 31, 1999 increased 39.4% to $745.5 million from $534.7 million for the same period of fiscal 1998. The increase in net sales for the three and nine month periods ended July 31, 1999 was primarily due to an increase in the average memory densities incorporated into the Company's standard memory products as compared to the same periods of fiscal 1998. In addition, an increase in net sales of embedded computer and communication card products further contributed to the increase in net sales as compared to the same periods of fiscal 1998. These increases were partially offset by a decrease in net sales of specialty memory products as compared to the same periods of fiscal 1998.

Gross Profit

     Cost of sales includes the costs of semiconductor devices and other components and materials purchased by the Company for its products, as well as the direct labor and overhead costs associated with manufacturing. Gross profit increased 37.3% to $33.5 million for the third quarter of fiscal 1999 from $24.4 million for the same period of fiscal 1998. Gross margin decreased to 15.0% for the third quarter of fiscal 1999 from 16.2% for the comparable period of fiscal 1998. Gross profit for the first nine months of fiscal 1999 increased 5.6% to $95.7 million from $90.6 million for the same period of fiscal 1998. Gross margin decreased to 12.8% for the first nine months of fiscal 1999 from 16.9% for the comparable period of fiscal 1998. The decrease in gross margin for the three and nine month periods ended July 31, 1999 was principally due to an increase in the proportion of the Company's net sales derived from its higher density standard memory products as compared to the same periods of fiscal 1998. Gross margin also decreased due to an increase in the proportion of the Company's products manufactured on a turnkey basis versus those manufactured on a consignment basis as compared to the same periods of fiscal 1998. The Company expects gross margin to continue to be affected in future periods by, among other things, changes in the cost of memory devices used in the production of the Company's products, changes in the sales mix of the Company's products, the average memory densities incorporated into the Company's memory products and changes in the proportion of products manufactured on a turnkey basis versus those manufactured on a consignment basis.

Research and Development

     Research and development expenses consist primarily of the costs associated with the design and testing of new products. These costs relate primarily to compensation of personnel involved with development efforts, materials and outside design and testing services. Research and development expenses increased 22.1% to $2.7 million for the third quarter of fiscal 1999 from $2.2 million during the same period of fiscal 1998 and totaled 1.2% and 1.5% of net sales for the third quarter of fiscal 1999 and fiscal 1998, respectively. For the first nine months of fiscal 1999, research and development expenses increased 18.5% to $7.9 million from $6.7 million during the same period of fiscal 1998 and totaled 1.1% and 1.2% of net sales for the first nine months of fiscal 1999 and fiscal 1998, respectively. The Company expects that its research and development expenses will increase in absolute dollars in future periods to the extent that the Company expands its research and development efforts.

Sales, General and Administrative

     Sales, general and administrative expenses consist primarily of personnel costs (including salaries, performance-based bonuses, commissions and employee benefits), facilities and equipment costs, costs related to advertising and marketing and other support costs including utilities, insurance and professional fees. Sales, general and administrative expenses incurred during the third quarter of fiscal 1999 totaled $11.2 million, representing an increase of 6.7% from $10.5 million for the same period of fiscal 1998. Sales, general and administrative expenses totaled 5.0% and 7.0% of net sales for the third quarter of fiscal 1999 and fiscal 1998, respectively. For the first nine months of fiscal 1999, sales, general and administrative expenses totaled $34.8 million, representing an increase of 12.1% from $31.1 million incurred during the same period of fiscal 1998. Sales, general and administrative expenses totaled 4.7% and 5.8% of net sales for the first nine months of fiscal 1999 and fiscal 1998, respectively. The increases in sales, general and administrative expenses in absolute dollars for the three and nine month periods ended July 31, 1999 were due in part to growth in the Company's staffing and infrastructure, particularly in its international operations. The Company expects that its sales, general and administrative expenses will increase in absolute dollars in future periods to the extent that the Company expands its staffing, information systems and other systems and personnel in connection with the expansion of the Company's infrastructure.

Other Income, Net

     Other income, net consists primarily of interest income, less interest expense. Interest expense is attributable to the Company's utilization of its line of credit and interest paid on certain capital lease obligations. Interest income results from investment of cash balances. As compared to the same periods of fiscal 1998, interest income earned during the three and nine months ended July 31, 1999 decreased due to a reduction in cash available for investment resulting from an increase in the proportion of the Company's working capital being used to finance higher net sales as compared to the same period of fiscal 1998.

Provision for Income Taxes

     Provisions for income taxes were $6.7 million and $4.3 million for the third quarter of fiscal 1999 and fiscal 1998, respectively, resulting in an effective tax rate of 32.0% in both periods. For the first nine months of fiscal 1999 and fiscal 1998, the Company provided $18.5 million and $18.6 million for income taxes, respectively, resulting in an effective tax rate of 32.0% in both periods. The Company expects its effective tax rate in future periods to be affected by, among other things, changes in the proportion of income contributed to the Company by its foreign operations.

Liquidity and Capital Resources

     Since inception, SMART has used funds generated primarily from operations, certain borrowings, capital leases and equity financings to support its operations, acquire capital equipment and finance inventory and accounts receivable. For the first nine months of fiscal 1999, the Company generated cash from operating activities totaling approximately $30.9 million. The cash provided by operating activities during the first nine months of fiscal 1999 primarily resulted from net income generated during the period, decreases in certain prepaid expenses, increases in accounts payable and income taxes payable and depreciation on capital equipment. The cash provided by operations was partially offset by increases in accounts receivable and inventories and decreases in accrued bonuses. For the first nine months of fiscal 1998, the Company generated cash from operating activities totaling $67.2 million. At July 31, 1999, the Company had $195.0 million in cash, cash equivalents and short-term investments, and $272.1 million in working capital. At October 31, 1998, the Company had $175.3 million in cash, cash equivalents and short-term investments and $231.3 million in working capital. The Company primarily funds its liquidity requirements from utilization of existing cash balances and amounts borrowed under its existing line of credit. The Company expects to fund any future liquidity requirements from a combination of available cash balances and certain short-term borrowings under its line of credit. The Company currently anticipates that its working capital requirements will continue to increase in future periods to the extent that the Company's operations continue to expand.

     In May 1999, the Company entered into an unsecured revolving bank line of credit agreement that expires in May 2000. Borrowings under this agreement are limited to $30.0 million and bear interest at either one percent above the bank's prime rate or a spread over LIBOR, at the Company's option. The Company is required to maintain specified levels of tangible net worth and comply with certain other covenants related to this line of credit. As of July 31, 1999, no borrowings were outstanding under this agreement and the Company was in compliance with all covenants related to the line of credit.

     During fiscal 1998, the Company had an unsecured revolving bank line of credit agreement with a term expiring in May 1999. Borrowings under this agreement were limited to $20.0 million and bore interest at either the bank's prime rate or a spread over LIBOR, at the Company's option. The Company was required to maintain specified levels of tangible net worth and comply with certain other covenants. As of October 31, 1998, no borrowings were outstanding under this agreement and the Company was in compliance with all covenants related to the line of credit.

     Capital expenditures totaled $11.2 million for the first nine months of fiscal 1999 and $33.3 million for the fiscal year ended October 31, 1998. These expenditures were primarily for manufacturing and test equipment and the expansion of the Company's existing manufacturing operations. SMART anticipates spending between $15.0 million and $20.0 million on capital expenditures during all of fiscal 1999 related to the continued expansion of the Company's manufacturing operations and related equipment.

     SMART has entered into certain capital lease arrangements. During the third quarter of fiscal 1999, the Company repaid all outstanding principal balances related to these obligations. On October 31, 1998, the outstanding principal on these obligations was approximately $176,000.

     On May 25, 1998, the Company's Board of Directors authorized the repurchase from time to time of up to 4,000,000 shares of the Company's Common Stock through open market purchases. During the fiscal year ended October 31, 1998, the Company repurchased 620,000 shares of its Common Stock in the open market at an average purchase price of $14.80 per share and a total cost of approximately $9.2 million. During the first two quarters of fiscal 1999, the Company repurchased 445,000 shares of its Common Stock in the open market at an average purchase price of $16.07 per share and a total cost of approximately $7.2 million. During the third quarter of fiscal 1999, the Company did not repurchase any shares of its Common Stock. As of July 31, 1999, 1,014,117 of the shares reacquired by the Company since May 25, 1998 had been reissued pursuant to the Company's stock plans.

     On August 20, 1999, the Company paid $16.2 million to acquire Compaq Computer Corporation's ("Compaq") Embedded and Real-time product line and business. The acquisition will be accounted for as a purchase. Pursuant to the terms of the agreement, the Company acquired certain assets with a fair value totaling $1.2 million. The allocation of the remaining purchase price to goodwill and other intangibles has yet to be determined by the Company. In addition, pursuant to the terms of the agreement, the Company may be required to pay an earn-out payment to Compaq in an amount not to exceed $5 million provided certain milestones are met during the twelve-month period from September 1, 1999 to August 31, 2000.

Year 2000 Readiness Disclosure; Information Technology Transition

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning with 21st century dates, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company has licensed a new management information system that is Year 2000 compliant. Between February and May 1999, the Company replaced its existing management information system with the new management information system at its facilities in Fremont, California, East Kilbride, Scotland and Aguada, Puerto Rico. By fall 1999, the Company intends to replace its existing management information system with the new information system at its facility in Penang, Malaysia. The implementation of the new system has impacted and will continue to impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of the new system and transition from the existing system to the new system will require substantial financial resources, time and personnel. There can be no assurance that the new system will be completely implemented in time to avoid any Year 2000 compliance problems, or that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly during the periods in which the new system is brought online. The new system will be centrally operated from one location for all of the Company's facilities worldwide. Each of the Company's facilities will remotely access the new system via a wide area network. There can be no assurance that the Company will not experience interruption of use of the new system due to telecommunications problems or otherwise that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Significant Customer Concentration

     A relatively small number of customers have accounted for a significant percentage of the Company's net sales. For fiscal 1998, fiscal 1997 and fiscal 1996, the Company's ten largest customers accounted for 87%, 86% and 71% of net sales, respectively. For fiscal 1998, the Company's largest customer was Compaq, which accounted for 62% of net sales. In fiscal 1997, the Company's three largest customers were Compaq, Cisco and Hewlett-Packard, which accounted for 53%, 12% and 11% of net sales, respectively. In fiscal 1996, the Company's three largest customers were Cisco, Hewlett-Packard and IBM, which accounted for 19%, 15% and 12% of net sales, respectively. During these periods, no other customers accounted for more than 10% of net sales. The Company expects that sales to relatively few customers will continue to account for a significant percentage of its net sales in the foreseeable future. However, there can be no assurance that any of these customers or any of the Company's other customers will continue to utilize the Company's products at current levels, if at all. The Company is the sole source provider of certain products to some of its customers. Recently, certain of these customers have begun to increase the number of sources for these products. The emergence of additional sources has caused and in the future may cause the Company's customers to reduce orders to the Company. The Company has experienced significant changes in the composition of its major customer base and expects that this variability will continue in the future. For example, sales to Compaq, which represented less than 10% of net sales in fiscal 1996, represented 62% and 53% of the Company's net sales in fiscal 1998 and fiscal 1997, respectively. The loss of any major customer or any reduction in orders by any such customer would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The market for semiconductor memory devices has been cyclical. The industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. During fiscal 1998, there were significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Since the beginning of calendar 1999, there have been declines in DRAM semiconductor prices. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, declines in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Fluctuations in Operating Results

     The Company's results of operations and gross margin have fluctuated significantly from period to period in the past and may in the future continue to fluctuate significantly from period to period. The primary factors that have affected and may in the future affect the Company's results of operations include adverse changes in the mix of products sold, the inability to procure required components, and the partial or complete loss of a principal customer or the reduction in orders from a customer due to, among other things, excess product inventory accumulation by such customer. Other factors that have affected and may in the future affect the Company's results of operations include fluctuating market demand for and declines in the selling prices of the Company's products, decreases or increases in the costs of the components of the Company's products, market acceptance of new products and enhanced versions of the Company's products, the Company's competitors selling products that compete with the Company's products at lower prices or on better terms than the Company's products, delays in the introduction of new products and enhancements to existing products, manufacturing inefficiencies associated with the start up of new product introductions, and the Company's semiconductor customers manufacturing memory modules, internally or with other third parties, outside of the United States due to concerns about United States antidumping investigations and laws.

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

     The Company's net sales and gross margin have varied and will continue to vary significantly based on a variety of factors, including the mix of products sold, the manufacturing services provided, the average memory densities incorporated into the Company's memory products, the channels through which the Company's products are sold, changes in product selling prices and component costs, the level of manufacturing efficiencies achieved and pricing by competitors. The selling prices of the Company's products have declined in the past and the Company expects that prices could continue to decline in the future. In particular, during fiscal 1998, the selling prices of the Company's products declined due to significant declines in DRAM semiconductor prices and declines in SRAM and Flash semiconductor prices. Moreover, since the beginning of calendar 1999, declines in the selling prices of certain of the Company's existing products have continued due to declines in DRAM semiconductor prices. Because a substantial portion of the Company's net sales are attributable to the resale of semiconductor memory devices, declines in the prices of these components would have a material adverse effect on the Company's net sales and could have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company's ability to maintain or increase net sales will be highly dependent upon its ability to increase unit sales volumes of existing products and to introduce and sell new products in quantities sufficient to compensate for the anticipated declines in selling prices. Declining product selling prices may also materially and adversely affect the Company's gross margin unless the Company is able to reduce its cost per unit to offset declines in product selling prices. There can be no assurance that the Company will be able to increase unit sales volumes, introduce and sell new products or reduce its cost per unit. In addition, the Company's business has in the past been subject to seasonality, although the Company believes such seasonality has been masked by its growth. The Company expects that its business will experience more significant seasonality to the extent it continues to sell a material portion of its products in Europe and to the extent its exposure to the personal computer market remains significant.

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

     The Company has licensed a new management information system that is Year 2000 compliant. Between February and May 1999, the Company replaced its existing management information system with the new management information system at its facilities in Fremont, California, East Kilbride, Scotland and Aguada, Puerto Rico. By fall 1999, the Company intends to replace its existing management information system with the new information system at its facility in Penang, Malaysia. The implementation of the new system has impacted and will continue to impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of the new system and transition from the existing system to the new system will require substantial financial resources, time and personnel. There can be no assurance that the new system will be completely implemented in time to avoid any Year 2000 compliance problems, or that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly during the periods in which the new system is brought online. The new system will be centrally operated from one location for all of the Company's facilities worldwide. Each of the Company's facilities will remotely access the new system via a wide area network. There can be no assurance that the Company will not experience interruption of use of the new system due to telecommunications problems or otherwise that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Year 2000 Readiness Disclosure; Information Technology Transition

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning with 21st century dates, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company has licensed a new management information system that is Year 2000 compliant. Between February and May 1999, the Company replaced its existing management information system with the new management information system at its facilities in Fremont, California, East Kilbride, Scotland and Aguada, Puerto Rico. By fall 1999, the Company intends to replace its existing management information system with the new information system at its facility in Penang, Malaysia. The implementation of the new system has impacted and will continue to impact almost all phases of the Company's operations (e.g., planning, manufacturing, finance and accounting). Implementation of the new system and transition from the existing system to the new system will require substantial financial resources, time and personnel. There can be no assurance that the new system will be completely implemented in time to avoid any Year 2000 compliance problems, or that the Company will not experience problems, delays or unanticipated additional costs in implementing the new management information system that could have a material adverse effect on the Company's business, financial condition and results of operations, particularly during the periods in which the new system is brought online. The new system will be centrally operated from one location for all of the Company's facilities worldwide. Each of the Company's facilities will remotely access the new system via a wide area network. There can be no assurance that the Company will not experience interruption of use of the new system due to telecommunications problems or otherwise that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Rapid Technological Change

     The semiconductor, computer, telecommunications and networking industries are subject to rapid technological change, short product life cycles, frequent new product introductions and enhancements, changes in end user requirements and evolving industry standards. The Company's ability to be competitive in these markets will depend in significant part upon its ability to invest significant amounts of resources for research and development efforts, to successfully develop, introduce and sell new products and enhancements on a timely and cost-effective basis and to respond to changing customer requirements that meet evolving industry standards. For example, the semiconductor memory market is expected to transition from SDRAM to Direct RDRAM. The Company is currently focusing its research and development resources on the development of RDRAM, DDR, SDRAM, Flash and SRAM products, 56 kbps asynchronous modem products and various embedded computer products. The success of the Company in developing new and enhanced products will depend upon a variety of factors, including integration of various elements of complex technology, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes, availability of production capacity, achievement of acceptable manufacturing yields and product performance, quality and reliability. The Company has experienced, and may in the future experience, delays from time to time in the development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancements. There can be no assurance that defects or errors will not be found in the Company's products after commencement of commercial shipments, which could result in the delay in market acceptance of such products. The inability of the Company to introduce new products or enhancements that contribute to net sales could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

     The Company's future operating results depend in significant part upon the continued contributions of its key technical and senior management personnel, many of whom would be difficult to replace. Other than the Company's President, none of such persons has an employment agreement with the Company. The Company's future operating results also depend in significant part upon its ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, marketing, sales and support personnel. The Company is actively recruiting such personnel. However, competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, training or retaining such personnel now or in the future. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for the Company to hire such persons over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract, train and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could materially and adversely affect the Company's business, financial condition and results of operations.

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

Risks Associated with Acquisitions

     In August 1999, the Company acquired certain assets of Compaq's embedded computer product line ("Compaq's Embedded Computer Business"). There can be no assurance that the operations of Compaq's Embedded Computer Business or the operations of the Company will be profitable after the acquisition. The acquisition of Compaq's Embedded Computer Business has involved and likely will continue to involve numerous risks, including among others, difficulty of assimilating the operations, information systems and personnel of the acquired business, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired employees and customers, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of the integration of the acquired business or otherwise. In particular, the Company must transition manufacturing for Compaq's Embedded Computer Business from Compaq facilities to the Company's facilities. There can be no assurance that the anticipated benefits of the acquisition of Compaq's Embedded Computer Business will be realized or that the acquisition will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Moreover, as part of its business strategy, the Company expects to continue to acquire or make significant investments in businesses that offer complementary products and technologies. Any such future acquisitions or investments would expose the Company to the risks commonly encountered in acquisitions of businesses. There can be no assurance that any potential acquisition will be consummated or, if consummated, that it will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio as of October 31, 1998 (in thousands):

                                                   1999        2000     2001   2002   2003   Thereafter    Total
                                                 ---------   --------   ----   ----   ----   ----------   ---------
Cash equivalents and short-term investments:
  Fixed-rate investments....................     $ 113,061   $ 20,885   $ --   $ --   $ --      $ --      $ 133,946
  Average interest rate.....................          3.93%      4.19%    --     --     --        --           3.97%

     As of July 31, 1999, there were no changes in the Company's investment portfolio that would materially impact the Company's exposure to interest rate risk.

Foreign Currency Exchange Risk

     The Company transacts business in various foreign countries. The Company's primary foreign currency cash flows are in certain European countries. As of July 31, 1999 and October 31, 1998, the Company did not employ a foreign currency hedge program with respect to transactions and expenditures originating in these or any other foreign countries. The Company believes that its foreign currency exchange risk is currently immaterial.

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

     On October 22, 1998, a putative securities class action lawsuit, captioned Reagan v. SMART Modular Technologies, Inc., et al., Case No. H204162-5 (the "State Complaint"), was filed against the Company and certain of its officers and directors in the Superior Court of the State of California, County of Alameda (the "Superior Court"). The State Complaint alleges violations of Sections 25400 and 25500 of the California Corporations Code and seeks unspecified damages on behalf of a purported class of purchasers of SMART common stock during the period from July 1, 1997 through May 21, 1998. The factual allegations of the State Complaint are nearly identical to the factual allegations contained within the Federal Complaint. On February 22, 1999, the Superior Court granted the Company's motion to stay the state action pending the resolution of the federal action.

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

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     For a list of exhibits to this Form 10-Q see the exhibit index located on pages 24 -- 26.

     (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended July 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                SMART MODULAR TECHNOLOGIES, INC.

                                                By: /s/ DAVID B. MULLIN
                                                   -----------------------------
                                                   David B. Mullin
                                                   Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

Date: September 14, 1999

                                INDEX TO EXHIBITS

Exhibit
Number                                        Exhibits
-------                                       --------
   2.1(1)     Agreements and Plan of Reorganization among the Registrant, Apex
              Data, Inc. and SMART Acquisition Inc. dated April 24, 1995
   3.1(7)     Registrant's Amended and Restated Articles of Incorporation
   3.2(1)     Registrant's Amended Bylaws
   4.1(1)     Registration Rights Agreement dated July 26, 1995
   4.2(1)     Registrant's specimen stock certificate
   4.3(3)     Termination to the Registration Rights Agreement dated July 26, 1995
  10.1(1)     1989 Incentive Stock Plan, as amended, and forms of agreements attached thereto
  10.2(1)     1995 Employee Stock Purchase Plan, and forms of agreements attached thereto
  10.3(1)     1995 Director Option Plan, and forms of agreements attached thereto
  10.4(1)     1995 Stock Plan, and forms of agreements attached thereto
  10.5(1)     Form of Indemnification Agreement between the Registrant and its officers, directors and certain significant employees
  10.6(1)     Standard Triple Net Industrial Lease between the Registrant and
              Pactel Properties dated November 18, 1991
  10.7(1)     First Amendment to Lease between the Registrant and Pactel Properties dated July 19, 1993
  10.8(1)     Second Amendment to Lease between the Registrant and Riggs National
              Bank of Washington, D.C. as Trustee of the Multi-Employer Property
              Trust Northport Business Park, a National Banking Association dated
              May 31, 1994
  10.9(1)     Third Amendment to Lease between the Registrant and Riggs National
              Bank of Washington, D.C. as Trustee of the Multi-Employer Property
              Trust Northport Business Park, a National Banking Association dated
              November 1994
  10.10(1)    Standard Triple Net Industrial Lease between the Registrant and Riggs
              National Bank of Washington, D.C., as Trustee of the Multi-Employer
              Property Trust, dated June 18, 1995
  10.11(1)    Lease Contract between the Registrant and The Puerto Rico Industrial
              Development Company dated April 24, 1995
  10.12(1)    Note, Loan and Security Agreement between the Registrant and Merrill
              Lynch Business Financial Services Inc. dated May 19, 1993
  10.13(1)    Letter Agreement between the Registrant and Merrill Lynch Business
              Financial Services Inc. dated December 28, 1994
  10.14(1)    Letter Agreement between the Registrant and Merrill Lynch Business
              Financial Services Inc. dated June 27, 1995
  10.15(1)    Intercreditor Agreement among the Registrant, Merrill Lynch Business
              Financial Services Inc. and Imperial Bank dated June 27, 1995
  10.16(1)    Security and Loan Agreement between the Registrant and Imperial Bank dated July 19, 1995 *10.17(1) License and Supply Agreement between the Registrant and Krypton Isolation, Inc. dated July 22, 1994
  10.18(1)    Warrant Purchase Agreement between the Registrant and Krypton
              Isolation, Inc. dated July 27, 1994
  10.19(1)    Holders' Agreement dated July 27, 1994 by and among Krypton Isolation,
              Inc. and certain individuals and entities identified on Exhibit A attached thereto
  10.20(1)    Common Stock Purchase Agreement dated July 27, 1994 by and among
              Krypton Isolation, Inc. and the individuals identified on Exhibit A attached thereto
  10.21(1)    First Amendment to the Krypton Isolation, Inc. Warrant to Purchase
              2,000,000 Shares of Series A Preferred Stock between the Registrant and Krypton Isolation, Inc. dated October 24, 1995
  10.22(1)    Letter of Intent dated as of October 24, 1995 by and among Krypton
              Isolation, Inc., the Registrant and certain individuals identified on the signature pages thereto
**10.23(2)    License and Supply Agreement between the Registrant and Krypton
              Isolation, Inc. dated January 29, 1996
  10.24(2)    Warrant Purchase Agreement between the Registrant and Krypton
              Isolation, Inc. dated January 29, 1996

Exhibit
Number                                        Exhibits
-------                                       --------
  10.25(2)    First Amended and Restated Holders' Agreement dated January 29, 1996 by and among Krypton Isolation, Inc. and certain individuals and entities identified on Exhibit A attached thereto
  10.26(2)    Common Stock Agreement dated January 29, 1996 by and among Krypton
              Isolation, Inc. and the entities identified on Exhibit A attached thereto
  10.27(2)    First Amendment to the License and Supply Agreement between the
              Registrant and Krypton Isolation, Inc. dated January 29, 1996
  10.28(3)    1989 Incentive Stock Plan, as amended, dated March 25, 1996
  10.29(4)    Fourth Amendment to Lease between the Registrant and Riggs Bank N.A.
              dated September 27, 1996
  10.30(5)    Revolving Line of Credit Note between the Registrant and Wells Fargo
              Bank, National Association dated May 29, 1997
  10.31(5)    Credit Agreement between the Registrant and Wells Fargo Bank,
              National Association dated May 29, 1997
  10.32(5)    Subfeature Note between the Registrant and Wells Fargo Bank, National
              Association dated May 29, 1997 10.33(6) Lease Contract between the
              Registrant and The Puerto Rico Industrial Development Company dated
              October 9, 1997
  10.34(6)    Second Amendment to the Krypton Isolation, Inc. Warrant to Purchase
              2,000,000 Shares of Series A Preferred Stock between the Registrant and Krypton Isolation, Inc. dated January 21, 1998
  10.35(7)    Revolving Line of Credit Note between the Registrant and Wells Fargo
              Bank, National Association dated May 1, 1998
  10.36(7)    Credit Agreement between the Registrant and Wells Fargo Bank,
              National Association dated May 1, 1998 10.37(7) Subfeature Note between the Registrant and Wells Fargo Bank, National Association
              dated May 1, 1998
  10.38(8)    Sublease Contract between the Registrant and Philips Consumer
              Communications, L.P. dated June 30, 1998
  10.39(9)    First Amendment to the License and Supply Agreement between the
              Registrant and Krypton Isolation, Inc. dated June 22, 1998
  10.40(9)    Second Amendment to the License and Supply Agreement between the
              Registrant and Krypton Isolation, Inc. dated June 22, 1998
  10.41(10)   First Amendment to the Credit Agreement between the Registrant and
              Wells Fargo Bank, National Association dated May 1, 1998
  10.42(10)   Second Amendment to the Credit Agreement between the Registrant and
              Wells Fargo Bank, National Association dated May 1, 1998
  10.43(10)   Revolving Line of Credit Note between the Registrant and Wells Fargo
              Bank, National Association dated April 28, 1999
  10.44(10)   Subfeature Note between the Registrant and Wells Fargo Bank, National
              Association dated April 28, 1999
  10.45(10)   Employment Letter between the Registrant and Keith McDonald dated
              February 17, 1999
  16.1(1)     Letter Regarding Change in Certifying Accountant
  16.2(1)     Letter Regarding Change in Certifying Accountant
  16.3(1)     Letter Regarding Change in Certifying Accountant
  16.4(1)     Letter Regarding Change in Certifying Accountant

  27.1        Financial Data Schedule for the Quarter Ended July 31, 1999
  99.1 Press Release announcing the completion of a definitive merger agreement between the Registrant and Solectron Corporation dated
              September 13, 1999

------------

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

(10) Incorporated by reference to exhibit filed with the Registrant's Report on Form 10-Q filed June 14, 1999.

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